Form 10-Q
period 2025-09-30
READING INTERNATIONAL INC
filed 2025-11-14
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2025, there were 21,036,670 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,090	$12,347
Restricted cash	2,458	2,735
Receivables	2,777	5,276
Inventories	1,655	1,685
Prepaid and other current assets	3,368	2,668
Land and property held for sale	460	32,331
Total current assets	18,808	57,042
Operating property, net	210,525	214,694
Operating lease right-of-use assets	161,400	160,873
Investment in unconsolidated joint ventures	3,447	3,138
Goodwill	24,576	23,712
Intangible assets, net	1,710	1,800
Deferred tax asset, net	1,591	953
Other assets	13,129	8,799
Total assets	$435,186	$471,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$55,027	$48,651
Film rent payable	3,458	5,820
Debt - current portion	16,451	69,193
Derivative financial instruments - current portion	131	—
Taxes payable - current	891	891
Deferred revenue	8,771	9,731
Operating lease liabilities - current portion	20,176	20,747
Other current liabilities	6,587	6,593
Total current liabilities	111,492	161,626
Debt - long-term portion	127,601	105,239
Derivative financial instruments - non-current portion	—	137
Subordinated debt, net	27,561	27,394
Noncurrent tax liabilities	6,384	6,041
Operating lease liabilities - non-current portion	161,593	161,702
Other liabilities	13,567	13,662
Total liabilities	$448,198	$475,801
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,972,781 issued and 21,036,670 outstanding at September 30, 2025 and
33,681,705 issued and 20,745,594 outstanding at December 31, 2024	241	238
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at September 30, 2025 and December 31, 2024	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	159,087	157,751
Retained earnings/(deficits)	(126,370)	(114,790)
Treasury shares	(40,407)	(40,407)
Accumulated other comprehensive income	(4,630)	(7,173)
Total Reading International, Inc. stockholders’ equity	(12,062)	(4,364)
Noncontrolling interests	(950)	(426)
Total stockholders’ equity	(13,012)	(4,790)
Total liabilities and stockholders’ equity	$435,186	$471,011

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Cinema	$48,555	$56,357	$141,740	$140,570
Real estate	3,615	3,733	10,976	11,381
Total revenue	52,170	60,090	152,716	151,951
Costs and expenses
Cinema	(42,742)	(49,468)	(126,203)	(132,944)
Real estate	(1,863)	(2,106)	(5,658)	(6,801)
Depreciation and amortization	(3,236)	(3,926)	(9,992)	(12,142)
General and administrative	(4,658)	(4,933)	(15,194)	(15,626)
Total costs and expenses	(52,499)	(60,433)	(157,047)	(167,513)
Operating income (loss)	(329)	(343)	(4,331)	(15,562)
Interest expense, net	(4,174)	(5,245)	(13,270)	(15,907)
Gain (loss) on sale of assets	(66)	(208)	8,332	(1,324)
Other income (expense)	462	(714)	(2,145)	(593)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(4,107)	(6,510)	(11,414)	(33,386)
Equity earnings of unconsolidated joint ventures	121	71	428	164
Income (loss) before income taxes	(3,986)	(6,439)	(10,986)	(33,222)
Income tax benefit (expense)	(319)	(700)	(1,071)	(321)
Net income (loss)	$(4,305)	$(7,139)	$(12,057)	$(33,543)
Less: net income (loss) attributable to noncontrolling interests	(148)	(111)	(477)	(481)
Net income (loss) attributable to Reading International, Inc.	$(4,157)	$(7,028)	$(11,580)	$(33,062)
Basic earnings (loss) per share	$(0.18)	$(0.31)	$(0.51)	$(1.48)
Diluted earnings (loss) per share	$(0.18)	$(0.31)	$(0.51)	$(1.48)
Weighted average number of shares outstanding–basic	22,717,260	22,426,184	22,631,660	22,394,385
Weighted average number of shares outstanding–diluted	22,717,260	22,426,184	22,631,660	22,394,385

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(4,305)	$(7,139)	$(12,057)	$(33,543)
Foreign currency translation gain (loss)	(770)	1,620	2,384	(44)
Gain (loss) on cash flow hedges	104	(171)	6	(269)
Other	53	50	162	158
Comprehensive income (loss)	(4,918)	(5,640)	(9,505)	(33,698)
Less: net income (loss) attributable to noncontrolling interests	(148)	(111)	(477)	(481)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	5	9	3
Comprehensive income (loss)	$(4,770)	(5,534)	$(9,037)	$(33,220)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income (loss)	$(12,057)	$(33,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(428)	(164)
Distributions of earnings from unconsolidated joint ventures	337	695
(Gain) loss recognized on foreign currency transactions	2,200	(83)
(Gain) loss on sale of assets	(8,332)	1,324
Amortization of operating leases	16,648	15,500
Amortization of finance leases	31	31
Change in operating lease liabilities	(16,126)	(16,212)
Change in net deferred tax assets	(534)	71
Depreciation and amortization	9,992	12,142
Other amortization	891	1,107
Stock based compensation expense	1,521	1,737
Net changes in operating assets and liabilities:
Receivables	588	2,107
Prepaid and other assets	(5,090)	(26)
Payments for accrued pension	(513)	(513)
Accounts payable and accrued expenses	8,486	7,151
Film rent payable	(2,474)	(2,420)
Taxes payable	(29)	(1,165)
Deferred revenue and other liabilities	(967)	443
Net cash provided by (used in) operating activities	(5,856)	(11,818)
Investing Activities
Purchases of and additions to operating and investment properties	(1,176)	(4,571)
Contributions to unconsolidated joint ventures	—	(30)
Proceeds from sale of assets	38,498	9,590
Net cash provided by (used in) investing activities	37,322	4,989
Financing Activities
Repayment of borrowings	(35,029)	(13,381)
Repayment of finance lease principal	(32)	(30)
Proceeds from borrowings	—	16,027
Capitalized borrowing costs	(872)	(483)
(Cash paid) proceeds from the settlement of employee share transactions	(182)	(6)
Noncontrolling interest distributions	(57)	—
Net cash provided by (used in) financing activities	(36,172)	2,127
Effect of exchange rate on cash and restricted cash	172	744
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,534)	(3,958)
Cash and cash equivalents and restricted cash at the beginning of the period	15,082	15,441
Cash and cash equivalents and restricted cash at the end of the period	$10,548	$11,483

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$8,090	$10,083
Restricted cash	2,458	1,400
	$10,548	$11,483

Supplemental Disclosures
Interest paid	$11,922	$14,427
Income taxes (refunded) paid	2,309	1,638
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	487	940

See accompanying Notes to the Unaudited Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the nine Months Ended September 30, 2025

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

We have $16.5 million of debt due in twelve months, cash of $10.5 million and negative working capital of $92.7 million. As a result, we have developed a plan to address and overcome the going concern uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well historically and is key to management’s overall evaluation of ASC 205-40 Going Concern.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

We have begun the process of refinancing and/or extending certain loans, as further discussed in Note 13 - Borrowings. On January 31, 2025, we repaid our $10.7 million Westpac loan. On February 5, 2025, we repaid $6.1 million of our Bank of America facility, taking the balance to $8.7 million. On July 3, 2025, we extended the maturity date of this loan to May 18, 2026. On February 26, 2025, we exercised our option to extend our Valley National debt to October 1, 2025. On May 2, 2025, we extended our Emerald Creek Capital loan to November 6, 2026. On May 21, 2025, we sold our Cannon Park property for $20.7 million, and repaid our $12.9 million NAB bridging facility and $970,000 on our NAB Core Facility. On July 18, 2025, we extended the maturity date of our Santander loan to June 1, 2026. On November 12, we extended our NAB facility by five years, and on November 13, we extended our Valley National debt of $20.4 million to October 1, 2026.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2024, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. The nine months to September 30, 2025, produced higher revenues and operating income compared to the same period in 2024, and we believe that this improved performance at an asset group level will continue throughout the remaining quarter of 2025. As a result, we recorded no impairment charges for the nine months to September 30, 2025. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2024. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to COVID-19 and the developing market conditions. No impairment charges were recorded in the nine months to September 30, 2025. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

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

Operating results for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles), (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets, (iv) estimation of breakage and redemption experience rates, which drive how we recognize breakage on our gift card and gift certificates, and revenue from our customer loyalty programs, and (v) estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities. Actual results may differ from those estimates.

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

Recently Announced:

ASU 2023-09 Income Taxes: Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASC 2023-09 Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require entities to disclose on an annual basis (i) specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that entities disclose various information about income taxes paid and (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and (ii) foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. ASU 2023-09 is effective for the Company for the year ended December 31, 2025.

ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASC 2024-03, Income Statement (Subtopic 220-40)—Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 require that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. ASU 2024-03 is effective for the Company for the year ended December 31, 2027.

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

Our cinema exhibition segment aggregates all our cinemas, both leased and owned, across the United States, Australia and New Zealand. Each of our cinemas earns revenue through the sale of movie tickets, food and beverage, screen advertising, theatre rentals, merchandise, gift card and loyalty membership, and other ancillary sales. The segment also earns revenue through service fees related to online ticket sales. Expenses are incurred through film rent, wages and salaries, food and beverage costs, occupancy costs, utilities, and other ancillary costs. We further organize this segment by geography, as while all our cinemas are engaged in substantially the same business activities, each geography is subject to its own unique regulatory and business conditions.

Our real estate segment aggregates all our retail, commercial and live theatre real estate assets across Australia, New Zealand, and the United States. Our retail and commercial real estate assets earn revenue through the leasing or licensing of space to third party tenants.

Our live theatre assets in the United States earn revenue through leasing or licensing space to third party production companies, an activity we consider sufficiently similar to our broader real estate base to support inclusion in our real estate segment. Our live theatre operations also earn revenue by providing front of house and box office services and through concession sale of food and beverage. All of our real estate assets incur expenses from property maintenance, utilities, taxes, and other costs of maintaining real estate and in some cases third party property management.

Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our President, Chief Executive Officer and Vice Chair of the Board of Directors, the chief operating decision-maker (“CODM”) of the Company. The CODM is responsible for the allocation of resources to, and the assessment of the performance of, our operating segments. The CODM determines, among other things:

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

	Quarter Ended			Quarter Ended			Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025			September 30, 2024
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$48,555	$3,615	$52,170	$56,357	$3,733	$60,090	$141,740	$10,976	$152,716	$140,570	$11,381	$151,951
Inter-segment revenue (1)	—	952	952	—	1,165	1,165	—	3,089	3,089	—	3,463	3,463
Total segment revenue	48,555	4,567	53,122	56,357	4,898	61,255	141,740	14,065	155,805	140,570	14,844	155,414
Operating expense
Operating Expense - Third Party	(42,742)	(1,863)	(44,605)	(49,468)	(2,106)	(51,574)	(126,203)	(5,658)	(131,861)	(132,944)	(6,801)	(139,745)
Inter-Segment Operating Expenses (1)	(952)	—	(952)	(1,165)	—	(1,165)	(3,089)	—	(3,089)	(3,463)	—	(3,463)
Total of services and products (excluding depreciation and amortization)	(43,694)	(1,863)	(45,557)	(50,633)	(2,106)	(52,739)	(129,292)	(5,658)	(134,950)	(136,407)	(6,801)	(143,208)
Depreciation and amortization	(2,045)	(1,115)	(3,160)	(2,608)	(1,210)	(3,818)	(6,358)	(3,341)	(9,699)	(7,753)	(4,084)	(11,837)
General and administrative expense	(1,060)	(202)	(1,262)	(903)	(186)	(1,089)	(3,358)	(605)	(3,963)	(2,973)	(725)	(3,698)
Total operating expense	(46,799)	(3,180)	(49,979)	(54,144)	(3,502)	(57,646)	(139,008)	(9,604)	(148,612)	(147,133)	(11,610)	(158,743)
Segment operating income (loss)	$1,756	$1,387	$3,143	$2,213	$1,396	$3,609	$2,732	$4,461	$7,193	$(6,563)	$3,234	$(3,329)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the quarter and nine months ended September 30, 2025 and September 30, 2024, is as follows:

		Quarter Ended		Nine Months Ended
(Dollars in thousands)		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUE
United States	Admissions revenue	$13,784	$15,445	$40,128	$39,368
	Concessions revenue	9,276	9,824	26,659	24,237
	Advertising and other revenue	2,062	2,547	6,889	6,996
		$25,122	$27,816	$73,676	$70,601

Australia	Admissions revenue	$12,396	$14,445	$36,301	$35,559
	Concessions revenue	6,459	8,691	18,528	20,805
	Advertising and other revenue	1,657	1,609	4,274	4,248
		$20,512	$24,745	$59,103	$60,612

New Zealand	Admissions revenue	$1,836	$2,215	$5,718	$5,559
	Concessions revenue	906	1,339	2,807	3,262
	Advertising and other revenue	179	242	436	536
		$2,921	$3,796	$8,961	$9,357

Total revenue		$48,555	$56,357	$141,740	$140,570

OPERATING EXPENSE
United States	Film rent and advertising cost	$(7,557)	$(8,783)	$(21,723)	$(21,192)
	Food & beverage cost	(2,344)	(2,632)	(6,858)	(6,550)
	Occupancy expense	(4,112)	(5,198)	(12,499)	(17,530)
	Labor cost	(4,184)	(4,657)	(12,477)	(12,807)
	Utilities	(1,657)	(1,957)	(4,207)	(4,602)
	Cleaning and maintenance	(1,751)	(1,914)	(5,046)	(4,998)
	Other operating expenses	(1,872)	(1,860)	(6,339)	(6,078)
		$(23,477)	$(27,001)	$(69,149)	$(73,757)

Australia	Film rent and advertising cost	$(5,484)	$(6,775)	$(16,026)	$(16,170)
	Food & beverage cost	(1,328)	(1,922)	(3,934)	(4,631)
	Occupancy expense	(4,415)	(4,673)	(13,221)	(13,612)
	Labor cost	(3,377)	(3,794)	(10,108)	(10,510)
	Utilities	(815)	(719)	(2,308)	(2,171)
	Cleaning and maintenance	(1,163)	(1,352)	(3,466)	(3,728)
	Other operating expenses	(903)	(966)	(2,477)	(2,747)
		$(17,485)	$(20,201)	$(51,540)	$(53,569)

New Zealand	Film rent and advertising cost	$(803)	$(1,048)	$(2,592)	$(2,482)
	Food & beverage cost	(159)	(273)	(575)	(703)
	Occupancy expense	(746)	(804)	(2,216)	(2,347)
	Labor cost	(504)	(631)	(1,617)	(1,786)
	Utilities	(173)	(114)	(407)	(311)
	Cleaning and maintenance	(182)	(256)	(572)	(650)
	Other operating expenses	(165)	(305)	(624)	(802)
		$(2,732)	$(3,431)	$(8,603)	$(9,081)

Total operating expense		$(43,694)	$(50,633)	$(129,292)	$(136,407)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,043)	$(1,259)	$(3,321)	$(3,784)
	General and administrative expense	(674)	(513)	(2,130)	(1,885)
		$(1,717)	$(1,772)	$(5,451)	$(5,669)

Australia	Depreciation and amortization	$(895)	$(1,237)	$(2,714)	$(3,619)
	General and administrative expense	(314)	(389)	(1,086)	(1,087)
		$(1,209)	$(1,626)	$(3,800)	$(4,706)

New Zealand	Depreciation and amortization	$(107)	$(112)	$(323)	$(350)
	General and administrative expense	(72)	(1)	(142)	(1)
		$(179)	$(113)	$(465)	$(351)

Total depreciation, amortization, general and administrative expense		$(3,105)	$(3,511)	$(9,716)	$(10,726)

OPERATING INCOME (LOSS) - CINEMA
United States		$(72)	$(957)	$(924)	$(8,825)
Australia		1,818	2,918	3,763	2,337
New Zealand		10	252	(107)	(75)
Total Cinema operating income (loss)		$1,756	$2,213	$2,732	$(6,563)

A reconciliation of real estate segment revenue to segment operating income for the quarter and nine months ended September 30, 2025 and September 30, 2024, is as follows:

		Quarter Ended		Nine Months Ended
(Dollars in thousands)		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUE
United States	Live theatre rental and ancillary income	$902	$391	$2,075	$1,220
	Property rental income	1,050	1,053	3,164	3,192
		1,952	1,444	5,239	4,412
Australia	Property rental income	2,394	3,082	8,150	9,342
New Zealand	Property rental income	221	372	676	1,090
Total revenue		$4,567	$4,898	$14,065	$14,844

OPERATING EXPENSE
United States	Live theatre cost	$(304)	$(196)	$(796)	$(706)
	Occupancy expense	(207)	(167)	(559)	(521)
	Utilities	(22)	(9)	(50)	(88)
	Cleaning and maintenance	(52)	(37)	(158)	(115)
	Other operating expenses	(288)	(245)	(718)	(865)
		$(873)	$(654)	$(2,281)	$(2,295)

Australia	Occupancy expense	$(421)	$(509)	$(1,389)	$(1,477)
	Labor cost	(42)	(69)	(161)	(182)
	Utilities	(67)	(22)	(101)	(55)
	Cleaning and maintenance	(198)	(232)	(634)	(726)
	Other operating expenses	(191)	(165)	(648)	(697)
		$(919)	$(997)	$(2,933)	$(3,137)

New Zealand	Occupancy expense	$(6)	$(129)	$(95)	$(350)
	Labor cost	—	(6)	(2)	(17)
	Utilities	—	(13)	(5)	(49)
	Cleaning and maintenance	—	(15)	(4)	(33)
	Other operating expenses	(65)	(292)	(338)	(920)
		$(71)	$(455)	$(444)	$(1,369)

Total operating expense		$(1,863)	$(2,106)	$(5,658)	$(6,801)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(658)	$(673)	$(1,991)	$(2,089)
	General and administrative expense	(168)	(193)	(483)	(673)
		(826)	(866)	(2,474)	(2,762)

Australia	Depreciation and amortization	$(397)	$(490)	$(1,173)	$(1,632)
	General and administrative expense	(34)	7	(121)	(52)
		(431)	(483)	(1,294)	(1,684)

New Zealand	Depreciation and amortization	(60)	(47)	(177)	(363)
	General and administrative expense	—	—	(1)	—
		(60)	(47)	(178)	(363)

Total depreciation, amortization, general and administrative expense		$(1,317)	$(1,396)	$(3,946)	$(4,809)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$253	$(76)	$484	$(645)
Australia		1,044	1,602	3,923	4,521
New Zealand		90	(130)	54	(642)
Total real estate operating income (loss)		$1,387	$1,396	$4,461	$3,234

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Segment operating income (loss)	$3,143	$3,609	$7,193	$(3,329)
Unallocated corporate expense:
Depreciation and amortization expense	(75)	(106)	(293)	(305)
General and administrative expense	(3,397)	(3,846)	(11,231)	(11,928)
Interest expense, net	(4,174)	(5,245)	(13,270)	(15,907)
Equity earnings (loss) of unconsolidated joint ventures	121	71	428	164
Gain (loss) on sale of assets	(66)	(208)	8,332	(1,324)
Other (expense) income	462	(714)	(2,145)	(593)
Income (loss) before income taxes	$(3,986)	$(6,439)	$(10,986)	$(33,222)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
By segment:
Cinema	$184,983	$191,008
Real estate	176,407	207,044
Corporate (1)	73,796	72,959
Total assets	$435,186	$471,011
By country:
United States	$248,690	$264,284
Australia	162,505	167,667
New Zealand	23,991	39,060
Total assets	$435,186	$471,011

(1) Corporate Assets includes cash and cash equivalents of $10.5 million and $7.0 million as of September 30, 2025 and December 31, 2024, respectively.

The following table sets forth our operating properties by country:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
United States	$141,696	$146,531
Australia	59,804	59,081
New Zealand	9,025	9,082
Total operating property	$210,525	$214,694

The table below summarizes capital expenditures for the nine months ended September 30, 2025

	Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024
Segment capital expenditures	$1,411	$2,028
Corporate capital expenditures	—	—
Total capital expenditures	$1,411	$2,028

NOTE 5 – OPERATIONS IN FOREIGN CURRENCY

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and losses from our domestic cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of September 30, 2025. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources from one jurisdiction in other jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	September 30, 2025	December 31, 2024	September 30, 2024
Spot Rate
Australian Dollar	0.6614	0.6185	0.6934
New Zealand Dollar	0.5799	0.5596	0.6363
Average Rate
Australian Dollar	0.6543	0.6596	0.6700
New Zealand Dollar	0.5926	0.6051	0.6117

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(4,157)	$(7,028)	$(11,580)	$(33,062)
Denominator:
Weighted average number of common stock – basic	22,717,260	22,426,184	22,631,660	22,394,385
Weighted average dilutive impact of awards	—	—	—	—
Weighted average number of common stock – diluted	22,717,260	22,426,184	22,631,660	22,394,385
Basic earnings (loss) per share	$(0.18)	$(0.31)	$(0.51)	$(1.48)
Diluted earnings (loss) per share	$(0.18)	$(0.31)	$(0.51)	$(1.48)
Awards excluded from diluted earnings (loss) per share	3,696,662	207,657	3,696,662	207,657

Our weighted average number of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first nine months of 2025 or 2024.

Outstanding awards of 3,696,662 shares for the period ended September 30, 2025 and 207,657 shares for the period ended September 30, 2024 were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

Note 7 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at September 30, 2025 and December 31, 2024, is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Land	$48,281	$47,267
Building and improvements	170,565	166,451
Leasehold improvements	48,581	49,444
Fixtures and equipment	148,331	143,773
Construction-in-progress	2,104	1,987
Total cost	417,862	408,922
Less: accumulated depreciation	(207,337)	(194,228)
Operating property, net	$210,525	$214,694

Depreciation expense for operating property was $3.2 million and $9.9 million for the quarter and nine months ended September 30, 2025, as compared to $3.9 million and $11.9 million for the quarter and nine months ended September 30, 2024.

Construction-in-Progress – Operating Properties

Construction-in-Progress balances are included in our operating properties. The balances of our major projects along with the movements for the nine months ended September 30, 2025, are shown below:

(Dollars in thousands)	Balance, December 31, 2024	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, September 30, 2025
Cinema developments and improvements	1,745	92	(84)	—	7	1,760
Other real estate projects	242	232	(137)	—	7	344
Total	$1,987	$324	$(221)	$—	$14	$2,104

Recent Real Estate Monetizations

In order to support our liquidity, we have monetized certain of our real estate holdings. During 2024 and the first nine months of 2025 we sold three held for sale properties. In the first quarter of 2024, we monetized our office building in Culver City for $10.0 million. In the first quarter of 2025, we monetized our properties in Wellington, New Zealand for $21.5 million. In the second quarter of 2025, we monetized our Cannon Park properties, for $20.7 million. In the second quarter of 2023, we classified our Newberry Yard, Williamsport, Pennsylvania, property as held for sale.

A ‘disposal group’ represents assets to be disposed of in a single transaction. A disposal group may represent a single asset, or, multiple assets. Discussed below are those real estate transactions affecting the presentation in our consolidated balance sheet as of September 30, 2025 and December 31, 2024, and the profitability determination in our consolidated statements of income for the quarter and nine months ended September 30, 2025, and 2024.

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

The components of lease expense were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$10	$31	$31
Interest on lease liabilities	—	1	2	4
Operating lease cost	7,206	7,585	21,301	23,723
Variable lease cost	(14)	734	(14)	2,394
Total lease cost	$7,202	$8,330	$21,320	$26,152

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$33	$33
Operating cash flows for operating leases	17,130	19,455
Right-of-use assets obtained in exchange for new operating lease liabilities	8,231	3,866

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$161,400	$160,873
Operating lease liabilities - current portion	20,176	20,747
Operating lease liabilities - non-current portion	161,593	161,702
Total operating lease liabilities	$181,769	$182,449
Finance leases
Property plant and equipment, gross	224	217
Accumulated depreciation	(214)	(175)
Property plant and equipment, net	$10	$42
Other current liabilities	11	43
Other long-term liabilities	—	—
Total finance lease liabilities	$11	$43

Other information
Weighted-average remaining lease term - finance leases	0	1
Weighted-average remaining lease term - operating leases	11	11
Weighted-average discount rate - finance leases	7.07%	7.07%
Weighted-average discount rate - operating leases	4.92%	4.86%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2025	$7,341	$11
2026	27,756	—
2027	25,920	—
2028	24,836	—
2029	23,407	—
Thereafter	126,347	—
Total lease payments	$235,607	$11
Less imputed interest	(53,838)	(0)
Total	$181,769	$11

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

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Components of lease income
Lease payments	$2,396	$2,781	$7,676	$8,186
Variable lease payments	71	178	399	600
Total lease income	$2,467	$2,959	$8,075	$8,786

The book value of underlying assets under operating leases from owned assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Building and improvements
Gross balance	$115,451	$113,424
Accumulated depreciation	(24,565)	(21,692)
Net Book Value	$90,886	$91,732

The minimum contractual rent payments due on our leases were as follows:

(Dollars in thousands)	Operating leases
2025	$2,500
2026	9,942
2027	9,527
2028	9,475
2029	8,926
Thereafter	32,683
Total	$73,053

Note 9 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of September 30, 2025, and December 31, 2024.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2024	$18,488	$5,224	$23,712
Foreign currency translation adjustment	864	—	864
Balance at September 30, 2025	$19,352	$5,224	$24,576

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2025. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of September 30, 2025, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 2 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of September 30, 2025, and December 31, 2024, respectively.

	As of September 30, 2025
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,393	$23,875
Less: Accumulated amortization	(10,301)	(8,198)	(3,666)	(22,165)
Net intangible assets other than goodwill	$157	$826	$727	$1,710

	As of December 31, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,349	$23,831
Less: Accumulated amortization	(10,290)	(8,102)	(3,639)	(22,031)
Less: Impairments	—	—	—	—
Net intangible assets other than goodwill	$168	$922	$710	$1,800

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and nine months ended September 30, 2025

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beneficial lease amortization	$3	$21	$10	$64
Other amortization	26	60	95	143
Total intangible assets amortization	$29	$81	$105	$207

Note 10 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of September 30, 2025, and December 31, 2024:

		September 30,	December 31,
(Dollars in thousands)	Interest	2025	2024
Rialto Cinemas	50.0%	$(4)	$—
Mt. Gravatt	33.3%	3,451	3,138
Total investments		$3,447	$3,138

For the quarter and nine months ended September 30, 2025 and 2024, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Rialto Cinemas	$(51)	$(71)	$(4)	$(149)
Mt. Gravatt	172	142	432	313
Total equity earnings	$121	$71	$428	$164

Note 11 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Prepaid and other current assets
Prepaid expenses	$1,149	$1,473
Prepaid taxes	1,873	853
Prepaid rent	—	14
Deposits	333	314
Investments in marketable securities	13	14
Total prepaid and other current assets	$3,368	$2,668
Other non-current assets
Other non-cinema and non-rental real estate assets	674	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	11,212	7,279
Long-term deposits	8	8
Other	397	—
Total other non-current assets	$13,129	$8,799

Note 12 – Income Taxes

An income tax expense of $1.1 million and $0.3 million were recognized during the nine months ended September 30, 2025 and 2024, respectively. The tax expense for each of the nine-month periods ended September 30, 2025 and 2024 is primarily resulted from year-to-date consolidated losses, offset with adjustments relating to valuation allowances on deferred tax assets in the U.S. and New Zealand.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. The OBBBA does not have a material effect on the Company's consolidated financial statements for the year ending December 31, 2025.

Note 13 – Borrowings

Our Company’s borrowings at September 30, 2025 and December 31, 2024, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of September 30, 2025
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Minetta & Orpheum Theatres Loan (US)	June 1, 2026	$7,117	$7,117	$7,101	7.00%	7.00%
Bank of America Credit Facility (US)	May 18, 2026	6,700	6,700	6,700	11.25%	11.25%
Cinemas 1, 2, 3 Term Loan (US) (2)	October 1, 2025	20,442	20,442	20,442	9.32%	9.32%
Union Square Financing (US)	November 6, 2026	49,000	46,641	46,047	11.35%	11.35%
Trust Preferred Securities (US)	April 30, 2027	27,913	27,913	27,561	8.57%	8.57%
Denominated in foreign currency ("FC") (3)
NAB Corporate Term Loan (AU) (4)	July 31, 2026	63,825	63,825	63,762	5.35%	5.35%
		$174,997	$172,638	$171,613

(1)Net of deferred financing costs amounting to $1.0 million.

(2)This facility was extended after September 30, 2025, and now matures on October 1, 2026. See below for discussion.

(3)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of September 30, 2025.

(4)This facility was extended after September 30, 2025, and now matures in July 2030. See below for discussion. As the loan modification was executed before the financial statements were available for issuance, we have adjusted the current/non-current aging of the facility in the September 2025 balance sheet accordingly.

	As of December 31, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	$7,464	$7,464	$7,446	7.00%	7.00%
Bank of America Credit Facility (US)	August 18, 2025	14,750	14,750	14,699	10.50%	10.50%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2025	20,682	20,682	20,594	9.57%	9.57%
Union Square Financing (US) (4)	May 6, 2025	55,000	47,141	47,049	11.78%	11.78%
Trust Preferred Securities (US)	April 30, 2027	27,913	27,913	27,394	8.85%	8.85%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2026	61,850	61,850	61,740	6.12%	6.12%
NAB Bridge Facility (AU)	April 30, 2025	12,370	12,370	12,361	6.16%	6.16%
Westpac Bank Corporate (NZ) (3)	March 31, 2025	10,543	10,543	10,543	6.95%	6.95%
Total		$210,572	$202,713	$201,826

(1)Net of deferred financing costs amounting to $0.9 million.

(2)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of December 31, 2024.

(3)This debt was repaid in full on January 31, 2025.

(4)This loan has an option to extend for one year, which is within our control and we intend to exercise.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	September 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2025	2024
Debt - current portion	$16,451	$69,193
Debt - long-term portion	127,601	105,239
Subordinated debt - long-term portion	27,561	27,394
Total borrowings	$171,613	$201,826

Minetta and Orpheum Theatres Loan

Our $7.1 million loan with Santander Bank is secured by our Minetta and Orpheum Theatres. It had previously matured on June 1, 2025, required monthly principal and interest payments with a balloon payment of $7.7 million on maturity, and carried an interest rate of 7.0%. On July 18, 2025, we extended the maturity of this loan to June 1, 2026, with various paydowns throughout the year, and a final repayment upon maturity.

Bank of America Credit Facility

On March 27, 2024, we amended our $6.7 million Bank of America facility to, among things, (i) extend the Maturity Date to August 18, 2025, (ii) require a $275,000 principal paydown, (iii) eliminate the minimum liquidity covenant, (iv) reduce the principal amortization amounts and provide a principal holiday period, and (v) require certain paydowns on the sale of certain real estate assets. Interest is charged at 2.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and continued until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets. In October 2024, we amended this facility to defer the monthly principal payments required in October, November and December, to the end of 2024. All deferred payments were made as contracted. Upon the sale of our Wellington Property assets including Courtenay Central, we repaid $6.1 million of this facility on February 5, 2025. Upon the sale of our Cannon Park property, we repaid $1.5 million of this facility.

On April 3, 2025, we further amended the facility to defer certain scheduled pay downs, which were subsequently paid upon the sale of our Cannon Park property. On July 3, 2025, we extended the maturity date to May 18, 2026.

Cinemas 1,2,3 Term Loan

Our $20.4 million Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP”), a 75% owned subsidiary of RDI. On February 26, 2025, we exercised the last of our extension options on this loan, extending the maturity to October 1, 2025. The loan is with Valley National Bank, which carries an interest rate of 5.0% above monthly SOFR, with a floor of 7.50%. On November 13, 2025, we extended the maturity of this loan to October 1, 2026. As a result of this extension, we carry the loan long term on our September 30, 2025, consolidated balance sheet.

Union Square Financing

Our $49.0 million loan facility, executed in 2021 with Emerald Creek Capital, is secured by our 44 Union Square property and certain limited guarantees. It bears a variable interest rate of term SOFR plus 6.9% and includes provisions for a prepaid interest and property tax reserve fund. On April 23, 2024, we executed the first twelve month extension on this loan, taking the maturity to May 6, 2025.

On May 2, 2025, we extended the maturity date of this loan to November 6, 2026, with one option to extend further to May 6, 2027. The extension provided for principal payments of $500,000 on or before May 21, 2025, and on or before and February 6, 2026. This modification and a subsequent repayment reduced the facility limit from $55.0 million to $49.0 million.

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

On April 4, 2024, we amended this facility, which then had a maturity on July 31, 2026. As part of the amendment, we obtained an additional AU$20.0 million bridge facility (the “Bridge Loan”), which was repaid on May 21, 2025. We were also required, from March 31, 2025, to make quarterly repayments of AU$1.5 million against the AU$100.0 million Corporate Loan facility, until maturity date, representing permanent reductions in that facility’s ceiling. No other changes were made. On April 2, 2025, we executed an amendment that among other things, increased the bank guarantee facility from AU$3.0 million to AU$4.0 million.

Effective June 28, 2024, we entered into an Interest Rate Hedging Agreement with NAB on AU$50.0 million of the Corporate Loan Facility with a termination date of July 31, 2026. The Interest Rate Collar transaction has a floor of 4.18% and a cap of 4.78%.

On November 12, 2025, we extended the maturity of this loan to July 31, 2030. As a result of this extension, we carry the loan long term on our September 30, 2025, consolidated balance sheet, less any required paydowns to be made in the coming twelve months.

Westpac Bank Corporate Credit Facility (NZ)

We repaid our Westpac Bank Corporate Credit Facility in full on January 31, 2025.

Note 14 – Other Liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Current liabilities
Lease liability	$5,900	$5,900
Accrued pension	496	500
Security deposit payable	146	117
Finance lease liabilities	11	43
Other	34	33
Other current liabilities	$6,587	$6,593
Other liabilities
Lease make-good provision	6,170	5,908
Accrued pension	1,908	2,312
Deferred rent liability	3,833	3,786
Environmental reserve	1,656	1,656
Other non-current liabilities	$13,567	$13,662

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 14 – Pension and Other Liabilities in our 2024 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $2.4 million on September 30, 2025. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and nine months ended September 30, 2025, and 2024. Our pension plan is unfunded.

During the quarter and nine months ended September 30, 2025, the interest cost was $33,000 and $106,000, respectively, and the actuarial loss was $52,000 and $155,000, respectively. During the quarter and nine months ended September 30, 2024, the interest cost was $40,000 and $126,000, respectively, and the actuarial loss was $52,000 and $156,000, respectively.

Note 15 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2025	$(5,521)	$(18)	$(1,497)	$(137)	$(7,173)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	39	39
Amounts reclassified from accumulated other comprehensive income	—	—	—	(33)	(33)
Net change related to derivatives	—	—	—	6	6

Net current-period other comprehensive income (loss)	2,384	(2)	155	6	2,543
Balance at September 30, 2025	$(3,137)	$(20)	$(1,342)	$(131)	$(4,630)

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

Certain Civil Litigation

Putative Class Action Litigation

The Company is a defendant in two actions asserting putative class action claims under the Video Privacy Protection Act (the “VPPA”):  Daniel Valentini and Dallace Butler v. Reading International, Inc (2:24-cv-00255-RFB-MDC (D. Nev.)) (“The Valentini Case”), and Berryman v. Reading International, Inc. (1:24-cv-00750-PAE (S.D.N.Y.)) (“The Berryman Case”).  The plaintiffs in these cases allege that the Company is a video tape service provider and knowingly disclosed plaintiff’s movie purchase and video-viewing habits to third parties in violation of the VPPA.  Valentini and Butler also allege violation of a parallel state statute (California Code section 1799.3 (the “California Statute”)). Berryman also asserts claims under a similar statute (New York General Business Law Section 671 et seq (the “NY Statute”) and under the NY Arts and Cultural Affairs Law Section 25.07(4) (the “NY AC Statute”) which regulates the disclosure requirements applicable to ticketing service charges and provides a right to recover “actual damages or fifty dollars, whichever is greater.”

Only limited case law exists as to claims regarding the VPPA, a federal statute enacted in 1988.  Insofar as we have been able to determine, no case in the U.S. has resulted in an adverse VPPA judgment against a motion picture exhibition company on facts substantially similar to our own.  Further, except as discussed below, the precedent that does exist suggests that theatres with websites selling tickets to showings at physical locations are not video tape service providers under the statute, even if they operate websites to sell tickets.

The Company has filed motions to dismiss the Valentini and the Berryman claims under Federal rule of Procedure 12(b)(6) for failure to state a claim for which relief can be provided. The Valentini motion is on hold, pending the outcome of an appeal to the Ninth Circuit of a trial court decision which the Company believes, if affirmed, will likely result in the dismissal of the Valentini case. The District Court in Berryman denied the Company’s motion, but only on the basis that all of the allegations in the Berryman complaint were assumed to be true including allegations as to knowledge. The determination by the Berryman Court at the pleadings stage that a motion picture exhibitor can be a video tape service provider is inconsistent with decisions by U.S. District Courts for the Central District and Northern District of California, Kansas, Minnesota, and North Carolina. In light of recent case law developments related to what constitutes “personally identifiable information,” the Company has filed a new motion to dismiss Berryman’s VPPA and NY Statute Claims.

The Company believes that it has valid defenses to these VPPA claims, and that there are also material issues to class certification.  As the Company does not believe that liability is probable, or that any class will be certified, no reserve has been established. Damages cannot reasonably be estimated with respect to the VPPA claim.

Berryman also asserts claims under the NY AC Statute alleging deficiencies in the disclosure provided by our Company with respect to service charges to residents of New York who purchased tickets online to our New York cinemas.    We believe that our disclosure at all times satisfied the requirements of the NY  AC Statute.   The Company believes that it has valid defenses to this claim.   As the Company does not believe that liability is probable, no reserve has been established.

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

Note 17 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”). This limited liability company has no assets, known liabilities or ongoing business activities; and,

•Sutton Hill Properties, LLC - 25% noncontrolling interest owned by Sutton Hill Capital, LLC (which in turn is indirectly 50% owned by the Cotter Estate). On September 30, 2025, we entered into an agreement to purchase the remaining interest in Sutton Hill Properties, LLC so that RDI will own 100% of this subsidiary, subject to satisfaction of certain terms prior to closing which is expected in Q4 2025.

The components of noncontrolling interests are as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Australian Country Cinemas, Pty Ltd	$126	$128
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	(1,074)	(552)
Noncontrolling interests in consolidated subsidiaries	$(950)	$(426)

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Australian Country Cinemas, Pty Ltd	$15	$39	$45	$30
Shadow View Land and Farming, LLC	—	—	—	—
Sutton Hill Properties, LLC	(163)	(150)	(522)	(511)
Net income (loss) attributable to noncontrolling interests	$(148)	$(111)	$(477)	$(481)

Summary of Controlling and Noncontrolling Stockholders’ Equity

A summary of the changes in controlling and noncontrolling stockholders’ equity is as follows:

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2025	20,743	$238	1,681	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)
Net income (loss)	—	—	—	—	—	(4,756)	—	—	(4,756)	(191)	(4,947)
Other comprehensive income, net	—	—	—	—	—	—	—	452	452	1	453
Share-based compensation expense	—	—	—	—	600	—	—	—	600	--	600
At March 31, 2025	20,743	$238	1,681	$17	$158,351	$(119,546)	$(40,407)	$(6,721)	$(8,068)	$(616)	$(8,684)
Net income	—	—	—		—	(2,667)	—	—	(2,667)	(137)	(2,804)
Other comprehensive income, net	—	—	—		—	—	—	2,704	2,704	8	2,712
Share-based compensation expense	—	—	—		530	—	—	—	530	--	530
Restricted Stock Units	291	3	—		(185)	—	—	—	(182)	--	(182)
At June 30, 2025	21,034	$241	1,681	$17	158,696	(122,213)	(40,407)	(4,017)	(7,683)	(745)	(8,428)
Net income	—	—	—	—	—	(4,157)	—	—	(4,157)	(148)	(4,305)
Other comprehensive income, net	—	—	—	—	—	—	—	(613)	(613)	—	(613)
Share-based compensation expense	—	—	—	—	391	—	—	—	391	—	391
Distributions to noncontrolling stockholders	—	—	—	—	0	—	—	—	--	(57)	(57)
At September 30, 2025	21,034	241	1,681	17	159,087	(126,370)	(40,407)	(4,630)	(12,062)	(950)	(13,012)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2024	20,664	$237	1,681	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(13,228)	—	—	(13,228)	(175)	(13,403)
Other comprehensive income, net	—	—	—	—	—	—	—	(2,538)	(2,538)	(3)	(2,541)
Share-based compensation expense	—	—	—	—	678	—	—	—	678	—	678
Restricted Stock Units	9	—	—	—	(2)	—	—	—	(2)	—	(2)
At March 31, 2024	20,673	$237	1,681	$17	$156,078	$(92,717)	$(40,407)	$(5,211)	$17,997	$(269)	$17,728
Net income	—	—	—	—	—	(12,806)	—	—	(12,806)	(195)	(13,001)
Other comprehensive income, net	—	—	—	—	—	—	—	886	886	1	887
Share-based compensation expense	—	—	—	—	456	—	—	—	456	—	456
Restricted Stock Units	70	1	—	—	(5)	—	—	—	(4)	—	(4)
At June 30, 2024	20,743	$238	1,681	$17	$156,529	$(105,523)	$(40,407)	$(4,325)	$6,529	$(463)	$6,066
Net income	—	—	—	—	—	(7,028)	—	—	(7,028)	(111)	(7,139)
Other comprehensive income, net	—	—	—	—	—	—	—	1,494	1,494	5	1,499
Share-based compensation expense	—	—	—	—	603	—	—	—	603	--	603
Restricted Stock Units	—	—	—	—	—	—	—	—	--	--	--
At September 30, 2024	20,743	$238	1,681	$17	$157,132	$(112,551)	$(40,407)	$(2,831)	$1,598	$(569)	$1,029

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At September 30, 2025, there were 1,179,656 shares of Class A Common Stock available for issuance under the 2020 Plan.

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

For the quarter and nine months ended September 30, 2025, we recorded a compensation expense of $197,000 and $762,000, respectively, relating to our prior stock option grants. For the quarter and nine months ended September 30, 2024, we recorded a compensation expense of $302,000, and $466,000, respectively, relating to our prior stock option grants. At September 30, 2025, the total unrecognized estimated compensation expense related to non-vested stock options was $1.0 million, which we expect to recognize over a weighted average vesting period of 1.20 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at September 30, 2025, was nil, as the closing price of our Class A Common Stock on that date was $1.47.

The following table summarizes the number of options outstanding and exercisable as of September 30, 2025, and December 31, 2024:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2023	412,779	$14.19	1.79	$—
Granted	1,499,755	1.49	—	—
Exercised	—	—	—	—
Forfeited	(205,122)	—	—	—
Balance - December 31, 2024	1,707,412	$1.63	9.44	$—
Granted	2,087,885	1.42	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance - September 30, 2025	3,795,297	$1.50	6.50	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of September 30, 2025:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	September 30, 2025	September 30, 2025	September 30, 2025

Opening balance	339,438	1,222,252	1,561,690	1,378,947	74,435	108,308

April 11, 2023	—	413,536	413,536	208,289	201,689	3,558
April 21, 2023	—	237,719	237,719	106,295	128,066	3,358
April 28, 2023	—	20,427	20,427	10,218	8,661	1,548

Total	339,438	1,893,934	2,233,372	1,703,749	412,851	116,772

Time vested RSU awards to management typically vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain management equity grants, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. In 2024 and in the second quarter of 2025, our Compensation Committee, upon the recommendation of our Chief Executive Officer and Board Chair, determined that due to liquidity management concerns, our Company would not pay cash bonuses for which our executive officers and other senior management may have been potentially eligible, and to issue stock options in lieu of such bonuses. Also in 2024 and 2025, our Compensation Committee determined not to issue long term incentive stock options or RSUs.

For the quarter and nine months ended September 30, 2025, we recorded compensation expense of $194,000 and $759,000, respectively. For the quarter and nine months ended September 30, 2024, we recorded compensation expense of $302,000, and $1.3 million, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.3 million as of September 30, 2025, which we expect to recognize over a weighted average vesting period of 0.62 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024, and has not been renewed.

Note 19 – Hedge Accounting

As of September 30, 2025, our Company held derivative instruments to the notional value of $33.1 million (AU$50.0 million). As of December 31, 2024, our Company held derivatives in the total notional amount of $33.0 million (AU$50.0 million).

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	September 30,		December 31,
	2025		2024
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$131	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	137
Total derivatives designated as hedging instruments		$131		$137
Total derivatives		$131		$137

The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and nine months ended September 30, 2025 and September 30, 2024, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended September 30		Nine Months Ended September 30
		2025	2024	2025	2024
Interest rate contracts	Interest expense	$(28)	$—	$(39)	$—
Total		$(28)	$—	$(39)	$—

	Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
(Dollars in thousands)	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Interest rate contracts	$(77)	$167	$24	$269
Total	$(77)	$167	$24	$269

	Loss (Gain) Reclassified from OCI into Income (Effective Portion)
Line Item	Amount		Amount
	Quarter Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Interest expense	$(28)	$—	$(39)	$—
Total	$(28)	$—	$(39)	$—

As of September 30, 2025, we expect to release $195,000 to earnings over the remaining life of the derivative.

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of September 30, 2025, and December 31, 2024, by level within the fair value hierarchy.

		Fair Value Measurement at September 30, 2025
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$144,725	$—	$—	$144,677	$144,677
Subordinated debt	27,913	—	—	27,880	27,880
	$172,638	$—	$—	$172,557	$172,557

		Fair Value Measurement at December 31, 2024
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$174,800	$—	$—	$174,994	$174,994
Subordinated debt	27,913	—	—	27,867	27,867
	$202,713	$—	$—	$202,861	$202,861

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of September 30, 2025, and December 31, 2024.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of September 30, 2025, and December 31, 2024, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and nine months ended September 30, 2025, and September 30, 2024.

Note 21 – Subsequent Events

Borrowings

On November 12, 2025, we extended the maturity date of our NAB facility to July 31, 2030.

On November 13, 2025, we extended the maturity date of our Valley National facility to October 1, 2026.

Asset monetizations

On October 21, 2025, we entered into an agreement for the sale and purchase for our cinema and retail property located in Napier, New Zealand. The purchase price is NZ$2.5 million. The agreement is subject to a due diligence period which expires on November 20, 2025. No assurances can be given that the transaction will be consummated.

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

Business Overview & Updates

Cinema Exhibit Segment

As we anticipated, our third quarter of 2025 cinema results decreased compared to third quarter 2024 due to a weaker film slate. The third quarter 2024 movie slate, which included record setting movies such as Deadpool & Wolverine, Beetlejuice Beetlejuice, Despicable Me 4, Twisters, and It Ends with Us, outperformed the third quarter 2025 movie slate. In the U.S., our box office was further negatively impacted by the second quarter 2025 closure of an underperforming theater in San Diego, California. Broader industry challenges, including persistent inflation, rising labor and other operating costs, and lingering impacts from the 2023 Hollywood strikes, continued to influence results and contributed to an overall softer quarter.

Despite these obstacles, when movies deliver box office results that both exceed industry expectations and set records, such as Demon Slayer: Kimetsu No Yaiba Infinity Casti, Superman and Weapons, our confidence in the future of the theatrical business is reinforced. This occurred again when KPop Demon Hunters, originally released by Netflix, delivered an $18 million domestic box office in an unexpected limited, two-day only theatrical release.

As mentioned above, and further discussed in the below, certain current macroeconomic conditions continued to present challenges for our cinema operations during the relevant periods:

•Cinema attendance levels have not returned to pre-pandemic levels;

•The number of movies released by the major Hollywood studios and other distributors, while increasing from pandemic levels, have not yet returned to their higher pre-pandemic levels, as releases continue to be impacted by both the shutdown due to Covid and the 2023 Hollywood Strikes;

•The traditional exclusive theatrical release window continues to face pressure from cable and streaming platforms, as illustrated this quarter by Netflix’s limited release of KPop Demon Hunters for only two days;

•Inflationary pressures, ongoing supply chain issues and increased operating expenses arising post-pandemic continue to push up our variable costs while we encounter consumer resistance to higher ticket prices;

•Labor costs continue to rise due to mandated minimum wage increases;

•Increased fixed costs for third party cinema rents, some of which are increasing due to base rent escalations, some of which are fixed and some of which are adjusted by reference to changes in the cost of living index, which are exacerbated by our obligation to also pay certain COVID-19 related rent deferrals. We have been able to mitigate this somewhat by negotiating for rent abatements and revised rental terms and through the closure of certain underperforming venues;

•Declines in exchange rates for the Australian and New Zealand currencies when compared to the U.S. Dollar for the third quarter and first nine months of 2025; and

•General market and economic conditions.

We believe that our ongoing focus on operational efficiency and strategic initiatives has improved our operations results. Over the past quarter, we have worked to optimize the efficiency of our locations, by

•Renegotiating our cinema leases and aligning our occupancy costs more effectively with attendance levels that, in general, remain behind pre-pandemic levels.

•Prioritizing the elevation of the guest experience through our expanded Food and Beverage program. Beer and wine, and liquor service is available at nearly every one of our U.S. cinema locations. These enhancements are mirrored in our Australian and New Zealand markets, ensuring a consistent and premium experience for audiences across all regions. This strong focus on Food and Beverage resulted in revenue increases in all countries for the quarter and nine months compared to their respective prior year periods.

•Exploiting our free to join and paid cinema membership programs in Australia and New Zealand and our free to join reward programs in the U.S. And, through the quarter we continued to develop our new free to join and paid membership programs in the U.S., which are expected to be launched in the fourth quarter 2025.

These initiatives not only provide increased revenues and reduced expenses but also highlight our dedication to delivering exceptional and memorable cinema experiences that we believe consistently draw audiences back to our theaters. Importantly, the lingering impacts of COVID-19 have become far less of a factor, allowing audiences to return to theaters more confidently and enabling our operations to function closer to pre-pandemic levels.

On a year-to-date basis, earlier releases in 2025 such as A Minecraft Movie, Sinners, Lilo & Stitch, How to Train Your Dragon, Thunderbolts*, and Mission: Impossible - The Final Reckoning all contributed significantly to our performance this year during the first two quarters. These films drove strong audience engagement, resulting in robust box office results for our worldwide cinemas. While attendance for the first nine months of 2025 was down compared to the first nine months of 2024, in our Australian and New Zealand circuits our box office revenues have seen improvement, on a functional currency basis, as the result of our increased average ticket prices in each of those countries.

Looking ahead, we believe that the fourth quarter film slate presents a major opportunity to regain positive momentum and deliver stronger results. Major releases including The Running Man, Wicked: For Good, Zootopia 2, Five Nights at Freddy’s 2, The SpongeBob Movie: Search for SquarePants, The Housemaid, Marty Supreme, and Avatar: Fire and Ash are positioned to appeal to a wide variety of audiences, which should allow for a strong carry over into the beginning of 2026. These titles cover a wide range of genres, from musicals and family animation to horror and epic science fiction, each with the potential to drive significant box office results. When combined with our strategic operational initiatives and ongoing audience engagement efforts, this diverse slate gives us confidence that the fourth quarter will deliver a powerful, more impactful finish to the year.

Real Estate Segment

With respect to our real estate segment, our Australian real estate revenues continue to have steady, strong performance, especially when measured in local currency. However, the Australian real estate operations for the three-month period ended September 30, 2025 have been adversely impacted by the generally downward trend in exchange rates and the third quarter 2025 monetization of our Cannon Park entertainment center in Townsville, Australia.

In the United States, we sold our underutilized administrative office building in Culver City, California, for $10.0 million during the first quarter of 2024. At our 44 Union Square property in New York, Petco continues to occupy the cellar, ground, and second floors under a long term lease on a full rent-paying basis, while we work to secure tenant(s) for the remaining space. We believe that demand for space in the Union Square submarket is improving.

Regarding our Australia and New Zealand properties, we completed two major monetizations during the first half of 2025. On January 31, 2025, we sold all our Wellington, New Zealand properties for $21.5 million (NZ$38.0 million) and signed a lease agreement to continue operating the Courtenay Central cinema following seismic upgrades. On May 21, 2025, we sold our Cannon Park properties in Townsville, Queensland, for $20.7 million (AU$32.0 million), while retaining the cinema leasehold at the property. The proceeds of these sales were used, among other things, to pay down approximately $32.1 million in debt.

To align with our liquidity priorities, we have largely deferred new real estate development. Capital spending in 2024 and to date in 2025 has been primarily focused on upgrades to our existing cinemas. Additionally, we continue to hold our Newberry Yard property in Williamsport, Pennsylvania for sale and we continue to explore other opportunities to strengthen liquidity, for example, we recently entered into an agreement to sell our property in Napier, New Zealand.

Company Overview

We are an internationally diversified company principally focused on the development, ownership, and operation of entertainment and real estate assets in the United States, Australia, and New Zealand. Currently, we operate in two business segments:

•Cinema exhibition, through our 58 cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and Live Theatre assets.

Over the past five years we have monetized nine property assets, but we believe that our cinema and real estate segments continue to complement and support one another and will be a part of the long run growth plan for our company. Before COVID-19, cash flows from our cinema operations helped fund the front-end cash demands of our real estate development business. During the pandemic, we shifted to rely more heavily on income from our real estate assets and tapped into the embedded value in those assets to support the Company through the crisis. With the lingering effects of COVID-19 and the 2023 Hollywood strikes now largely behind us, we expect the quality of film releases to continue to improve, encouraging audiences to return to our cinemas and restoring our ability to use cinema-generated cash flows to strengthen and expand our real estate portfolio. To meet anticipated liquidity needs, we continue to hold one property, Newberry Yard, for sale. Even after this planned disposition, we expect to retain properties in Pennsylvania, Manhattan, and Australia that, when capital resources allow, we believe offer meaningful potential to build long-term stockholder value.

Key Performance Indicators (Unaudited; U.S. dollars in thousands, except per patron data)

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total Food & Beverage Revenues on a post-tax basis divided by our attendance during a specific period.

One of our key strategic priorities has been the continued enhancement of food and beverage offerings across several of our global cinema locations. Thirty-seven of our theater locations offer elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use F&B SPP as a measure of our food and beverage operational performance as compared to that of our competitors. Although the profitability of our food and beverage operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and ensure price barriers are not created for our customers. F&B revenue is particularly important to cinema operators, as film distributors do not share in this revenue stream.

	Quarter Months Ended			Nine Months Ended
	September 30,			September 30,
Food & Beverage Spend Per Patron (in functional currency)	2025	2024	% Change Fav/(Unfav)	2025	2024	% Change Fav/(Unfav)

United States	$8.74	$8.24	6.1%	$8.70	$8.05	8.1%
Australia	$8.05	$7.90	1.9%	$8.07	$7.76	4.0%
New Zealand	$6.75	$6.62	2.0%	$6.91	$6.63	4.2%

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

	Quarter Months Ended			Nine Months Ended
	September 30,			September 30,
Average Ticket Price (in functional currency)	2025	2024	% Change Fav/(Unfav)	2025	2024	% Change Fav/(Unfav)

United States	$13.13	$13.17	(0.3)%	$13.35	$13.38	(0.2)%
Australia	$15.44	$13.13	17.6%	$15.81	$13.26	19.2%
New Zealand	$13.65	$10.95	24.7%	$14.09	$11.30	24.7%

Real Estate Key Performance Indicators

The key performance indicators used by management in our real estate segment vary according to jurisdiction. At the current time, in the United States, we assess our real estate division (including 44 Union Square and our historical railroad assets, but excluding our Live Theatres), solely on a net operating income basis. We have no specific key performance standards to compare performance from period to period. Rather we analyze operating budgets and projections and compare actual results to budgeted or projected results from time to time.

In Australia and New Zealand, we assess our properties held for rent using net operating income, occupancy factor (the percentage of the net rentable area of our properties that are leased) and average lease duration. We believe our chosen indicators help us effectively assess the return on investment on our real estate assets.

		Quarter Months Ended				Nine Months Ended
		September 30,				September 30,
Real Estate (in functional currency)'000		2025	2024	% Change Fav/(Unfav)		2025	2024	% Change Fav/(Unfav)

United States	Net Operating Income	$(334)	$(247)	(35.5)%		$(755)	$(1,100)	31.3%

Australia	Net Operating Income	$414	$930	(55.5)%		$2,154	$2,401	(10.3)%
	Occupancy Factor	98.3%	95.0%	3.3	%age points	98.3%	95.0%	3.3	%age points
	Average Lease Duration	3.74 Years	2.96 Years	0.78 years		3.74 Years	2.96 Years	0.78 years

New Zealand	Net Operating Income	$(150)	$(520)	71.1%		$(834)	$(1,933)	56.8%
	Occupancy Factor	100%	100%	-	%age points	100%	100%	-	%age points
	Average Lease Duration	0.33 Years	0.87 Years	(0.54) years		0.33 Years	0.87 Years	(0.54) years

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the Live Theatre rental revenue and ancillary income from the theatres. This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theatre operations. Our Live Theatre rental revenue and ancillary income for the third quarter of 2025 improved to $0.9 million compared to $0.4 million for the third quarter of 2024. Our Live Theatre rental revenue and ancillary income for the nine months ended September 30, 2025 improved to $2.1 million compared to $1.2 million for the nine months ended September 30, 2024.

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

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of September 30, 2025.

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

(3)(i) Our Wellington lease count includes our Courtenay Central cinema, which, having been sold on January 31, 2025, is now under an Agreement to Lease and we anticipate reopening following the completion of certain third-party construction and seismic strengthening works; and (ii) we closed one underperforming cinema located in San Diego, CA on April 15, 2025.

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card sales, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) cost of goods sold, (iii) operating costs, such as labor costs and utilities, and (iv) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality content and the number of weeks such content stays on screen. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2024 Form 10-K.

Cinema Pipeline and Closures

On January 31, 2025, in connection with our sale of our Wellington Properties to Prime Property Group Limited (“Prime”), we entered into an agreement to lease with Prime to fit out and operate under a long-term lease our previously owned 10 screen cinema at the to be redeveloped Courtenay Central in Wellington, New Zealand (the “ATL”). Under the ATL, Prime is obligated to redevelop Courtenay Central and upgrade it to meet current earthquake standards. We intend to renovate the existing cinema to a “best-in-class” standard.

Our Board has also authorized management to proceed with the negotiation of a lease for a new state-of-the-art cinema, located in Noosa, Queensland, Australia.

On April 15, 2025, we closed our underperforming cinema located in San Diego, California.

Cinema Upgrades

The upgrades to our cinema circuits’ film exhibition technology and amenities over the years are as summarized in the following table as of September 30, 2025:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our cinema circuit)	58	469
IMAX	1	1
TITAN XC and TITAN LUXE	26	32
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	18	47
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	15	n/a
Premium Seating (features recliner seating)	34	200
Liquor Licenses (5)	49	n/a

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

During the third quarter, we commenced a renovation of our theater in Bakersfield, California. We are upgrading our Reading Cinemas at Valley Plaza Mall by (i) creating a TITAN LUXE premium screen featuring a Dolby Atmos sound system and luxury heated recliner seats, (ii) installing luxury heated recliner seats in our IMAX auditorium and (iii) installing luxury recliner seats in eight other auditoriums. The renovated IMAX auditorium is now open for business and we anticipate the renovation to be completed before the end of 2025.

Real Estate Segment Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and Live Theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in 7 of our cinemas (as presented in the table under Cinema Exhibition Overview), as of September 30, 2025, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space, which is currently in the lease-up phase. The cellar, ground floor, and second floor of the building are now fully leased to Petco, which is in occupancy of its premises on a full rent paying basis;

•own and operate two ETCs known as Newmarket Village (in a suburb of Brisbane), and the Belmont Common (in a suburb of Perth), the cinema components of which are included in the fee owned screen count above;

•own and operate our administrative office building in South Melbourne, Australia;

•own and operate the fee interests in two developed commercial properties in Manhattan improved with Live Theatres comprised of a single stage in each location;

•own a 75% managing member interest in Sutton Hill Properties LLC a limited liability company which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan. On September 30, 2025, we entered into an agreement to purchase all of the partnership interests in Sutton Hill Associates, a California general partnership (“SHA”). Through its ownership of 100% of the membership interests in Sutton Hill Capital, LLC SHA’s principal assets are (i) the 25% non-controlling membership interest in Sutton Hill Properties, LLC that we do not already own. The ownership of Sutton Hill Properties, LLC for accounting purposes is already consolidated into our financial statements. The transaction is anticipated to close in the 4th quarter 2025;

•own the approximately 23.9-acre Newberry Yard property in Williamsport, Pennsylvania, which is currently being held for sale; and

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

Since 2021, we have monetized the following property assets:

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

These properties were identified for sale and sold for various reasons, such reasons have included without limitation

(i)our need for liquidity due to the circumstances referred to above,

(ii)the amount of capital required to materially increase their value in the immediate to mid-term,

(iii)with respect to certain assets, their immaterial or non-income producing nature, or

(iv)in the case of our Culver City office building, the property was not required for our operations because it exceeded our office size requirements. Since the sale of this office building, we have been working remotely in Southern California.

As of the date of this Report, we continue to own our approximately 23.9-acre Newberry Yard in Williamsport, Pennsylvania (also currently non-income producing), which is being held for sale.

United States:

•44 Union Square Redevelopment (New York, N.Y.) – On January 27, 2022, we entered a long-term lease with Petco for the lower level, ground floor, and second floor of the building. Petco continues to be open for business and in occupancy on a full rent paying basis. We continue our efforts to find a tenant for the remaining four floors of the building.   As we previously reported, we signed a Letter of Intent and have exchanged lease drafts with one potential tenant which would offer a non-office use. Such Letter of Intent does not prohibit us from reviewing or accepting other proposals and we have received and responded to such alternatives. As the office leasing market in Mid Town South continues to improve, we have experienced increased interest from potential office users.

•Minetta Lane Theatre (New York, N.Y.) – Audible has a license agreement with us through March 15, 2027. Audible presents productions and special live performance engagements on the Audible streaming service. During 2025, Audible presented a number of original productions , including Sexual Misconduct of the Middle Class with Hugh Jackman, Creditors with Liev Schreiber, and the musical Mexodus.

•Orpheum Theatre (New York, N.Y.) – STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, the theatre has hosted a variety of productions including Rachel Bloom’s Death, Let Me Do My Show, Hamlet starring Eddie Izzard, The Big Gay Jamboree, The Jonathon Larson Project and a new show, Ginger Twinsies.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, we have begun to explore alternatives for this property.

•The Reading Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – This continues to be an area of focus in 2025 as we continue our efforts to maximize the potential of our real estate holdings in Philadelphia. Since 2023, we have resumed work on this project, particularly concentrating on the Reading Viaduct—an 0.7-mile-long raised rail bed and bridge system spanning the Callowhill and Poplar neighborhoods, extending to Vine Street in the heart of the city's Central Business District. Comprising approximately 6.5 acres of land, along with various connecting bridges over public streets and sidewalks, the Reading Viaduct represents a significant contiguous land holding unobstructed by public thoroughfares.

While there has been interest from the City of Philadelphia and the City Center District in acquiring the Reading Viaduct for park purposes, no concrete steps have been taken to proceed with condemnation or transfer of the property other than a petition brought by the City before the Surface Transportation Board (“STB”) seeking a determination that the Reading Viaduct is no longer railroad property subject to the jurisdiction of the STB. Under applicable law, railroad land subject to the jurisdiction of the STB is not subject to condemnation by state or local authorities. The STB has granted the City’s petition insofar as it sought a determination that our prior tenant, SEPTA, had abandoned its rail road use, the determination falls short of deterring our rights as the residual owner of the land in question, and our Company has appealed the STB’s decision.

We have retained consultants and are working to down-date our various titles, many of which date back to the 19th century.

Australia:

•Newmarket Village ETC (Brisbane, Australia) – We will continue to operate our Newmarket Village ETC, which includes Reading Cinemas as an anchor tenant. Our site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating different development options for this space. As of the date of this report, the combined center and office building is 98% leased.

•The Belmont Common, (Belmont, Perth, Australia) – The total gross leasable area of the Belmont Common is 60,117 square feet of net rentable land. Our multiplex cinema is the anchor tenant with six third-party tenants. The site is currently 100% leased.

On May 21, 2025, we sold our Cannon Park ETC in Townsville, Queensland, Australia, which consisted of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres, for a purchase price of $20.7 million (AU$32.0 million). We have retained a long-term lease of the cinema component of that property.

New Zealand:

On January 31, 2025, we sold all of our properties in Wellington, New Zealand (including the Courtenay Central building) to Prime Property Group (“Prime”) for a purchase price of $21.5 million (NZ$38.0 million). We understand that Prime intends to redevelop the properties, including a seismic upgrade of the existing Courtenay Central building. As a part of that sale transaction, we have entered into an Agreement to Lease for the cinema component of the to be upgraded Courtenay Central building.

On October 21, 2025, we entered into a agreement for sale and purchase for our cinema and retail property located in Napier, New Zealand, providing for a purchase price of NZ$2,500,000. The transaction is subject to the satisfactory completion of buyer due diligence No assurances can be given that the transaction will be consummated.

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

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and nine months ended September 30, 2025, and September 30, 2024, respectively:

	Quarter Ended		% Change	Nine Months Ended		% Change
(Dollars in thousands)	September 30, 2025	September 30, 2024	Fav/ (Unfav)	September 30, 2025	September 30, 2024	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$48,555	56,357	(14)%	$141,740	$140,570	1%
Real estate	4,567	4,898	(7)%	14,065	14,844	(5)%
Inter-segment elimination	(952)	(1,165)	18%	(3,089)	(3,463)	11%
Total revenue	52,170	60,090	(13)%	152,716	151,951	1%
Operating expense
Cinema exhibition	(43,694)	(50,633)	14%	(129,292)	(136,407)	5%
Real estate	(1,863)	(2,106)	12%	(5,658)	(6,801)	17%
Inter-segment elimination	952	1,165	(18)%	3,089	3,463	(11)%
Total operating expense	(44,605)	(51,574)	14%	(131,861)	(139,745)	6%
Depreciation and amortization
Cinema exhibition	(2,045)	(2,608)	22%	(6,358)	(7,753)	18%
Real estate	(1,115)	(1,210)	8%	(3,341)	(4,084)	18%
Total depreciation and amortization	(3,160)	(3,818)	17%	(9,699)	(11,837)	18%
General and administrative expense
Cinema exhibition	(1,060)	(903)	(17)%	(3,358)	(2,973)	(13)%
Real estate	(202)	(186)	(9)%	(605)	(725)	17%
Total general and administrative expense	(1,262)	(1,089)	(16)%	(3,963)	(3,698)	(7)%
Segment operating income
Cinema exhibition	1,756	2,213	(21)%	2,732	(6,563)	>100%
Real estate	1,387	1,396	(1)%	4,461	3,234	38%
Total segment operating income (loss)	$3,143	$3,609	(13)%	$7,193	$(3,329)	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(75)	(106)	29%	(293)	(305)	4%
General and administrative expense	(3,397)	(3,846)	12%	(11,231)	(11,928)	6%
Interest expense, net	(4,174)	(5,245)	20%	(13,270)	(15,907)	17%
Equity earnings of unconsolidated joint ventures	121	71	70%	428	164	>100%
Gain (loss) on sale of assets	(66)	(208)	68%	8,332	(1,324)	>100%
Other income (expense)	462	(714)	>100%	(2,145)	(593)	(>100)%
Income before income taxes	(3,986)	(6,439)	38%	(10,986)	(33,222)	67%
Income tax benefit (expense)	(319)	(700)	54%	(1,071)	(321)	(>100)%
Net income (loss)	(4,305)	(7,139)	40%	(12,057)	(33,543)	64%
Less: net income (loss) attributable to noncontrolling interests	(148)	(111)	(33)%	(477)	(481)	1%
Net income (loss) attributable to Reading International, Inc.	$(4,157)	$(7,028)	41%	$(11,580)	$(33,062)	65%
Basic earnings (loss) per share	$(0.18)	$(0.31)	42%	$(0.51)	$(1.48)	66%

Consolidated and Non-Segment Results:

Third Quarter Net Results

Revenue

Revenue for the quarter ended September 30, 2025, decreased by 13% (or $7.9 million), to $52.2 million, compared to the same period in the prior year, primarily due to decreased cinema revenues from lower attendance in all three countries as a result of weaker overall movie slate released from the Hollywood studios in the third quarter of 2025 compared to the same period 2024. These decreases in revenue were compounded by a decline in real estate rent revenues in AU/NZ due to the sale of Cannon Park and the weakening of the AU/NZ foreign exchange rates against the U.S. dollar, partially offset by improved Live Theatre rental and ancillary income.

Revenue for the nine months ended September 30, 2025, increased by 1% (or $0.8 million), to $152.7 million, when compared to the same period in the prior year. This increase is attributable to improved box office from better movie slate as Lilo & Stitch and A Minecraft Movie released during the second quarter of 2025, improved US Food & Beverage revenue and better Live theatre rental and ancillary income, which was partially offset by a decrease in real estate rent revenue and a decrease in Food & Beverage revenues in Australia and New Zealand.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended September 30, 2025, decreased by $0.5 million, from $3.6 million to $3.1 million, primarily due to weakened cinema performance, partially offset by lower depreciation and amortization.

Our total segment operating income for the nine months ended September 30, 2025 of $7.2 million, increased by $10.5 million, from a loss of $3.3 million, primarily due (i) improved box office revenue worldwide and US Food & Beverage revenue due to stronger movie slate released during the second quarter of 2025 such as Lilo & Stitch and A Minecraft Movie, (ii) decreased operating expenses in both segments demonstrating our ongoing focus on operational excellence, and (iii) a reduction in depreciation and amortization. This was partially offset by weakened real estate revenue and increased general and administrative expenses.

During the third quarter of 2025, both the Australia and New Zealand dollars devalued against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the third quarter of 2025 decreased by 2.3% compared to the same period in 2024. The average New Zealand dollar exchange rate against the U.S. dollar for the third quarter of 2025 decreased by 3.1% compared to the same period in 2024. The devaluation of the Australia and New Zealand currencies negatively impacts segment operating income and positively impacts segment operating loss in U.S. dollar terms for the period.

Net Income/(Loss)

Our net loss attributable to Reading International, Inc. for the quarter ended September 30, 2025, improved by 41%, from a loss of $7.0 million to a loss of $4.2 million, when compared to the same period in the prior year, primarily due to decreases in interest expense and depreciation and amortization expenses along with an increase in other income, offset by decreased segment income.

For the nine months ended September 30, 2025, net loss attributable to Reading International, Inc. improved by 65%, from a loss of $33.1 million to a loss of $11.6 million, when compared to the same period in the prior year primarily due to improved segment results, decreased interest expense, and a gain on sale of assets compared to a loss on sale of our Culver City office in the same period prior year. This was partially offset by increased other expenses.

Income Tax Expense

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant tax law changes, including the permanent extension of certain provisions from the Tax Cuts and Jobs Act, modifications to the international tax framework, and the reinstatement of favorable business tax provisions. These include 100% bonus depreciation, immediate expensing of Section 174 domestic research and experimental expenditures, and revised limitations under Section 163(j) on the deductibility of business interest expense. The legislation has multiple effective dates, with certain provisions effective beginning in 2025, and others implemented through 2027. The OBBBA does not have a material effect on the Company's consolidated financial statements for the year ending December 31, 2025.

Income tax expense for the three months ended September 30, 2025, decreased by $0.4 million compared to the equivalent prior-year period. The change between 2025 and 2024 is primarily related to a decrease in reserve for valuation allowance in 2025.

Income tax expense for the nine months ended September 30, 2025, increased by $0.8 million compared to the equivalent prior-year period. The change between 2025 and 2024 is primarily related to a decrease in consolidated losses in 2025.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and nine months ended September 30, 2025, and September 30, 2024, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Admissions revenue	$13,784	28%	$15,445	27%	$40,128	28%	$39,368	28%	(11)%	2%
	Food & beverage revenue	9,276	19%	9,824	17%	26,659	19%	24,237	17%	(6)%	10%
	Advertising and other revenue	2,062	4%	2,547	5%	6,889	5%	6,996	5%	(19)%	(2)%
		$25,122	52%	$27,816	49%	$73,676	52%	$70,601	50%	(10)%	4%
		—		—
Australia	Admissions revenue	$12,396	26%	$14,445	26%	$36,301	26%	$35,559	25%	(14)%	2%
	Food & beverage revenue	6,459	13%	8,691	15%	18,528	13%	20,805	15%	(26)%	(11)%
	Advertising and other revenue	1,657	3%	1,609	3%	4,274	3%	4,248	3%	3%	1%
		$20,512	42%	$24,745	44%	$59,103	42%	$60,612	43%	(17)%	(2)%
		—		—
New Zealand	Admissions revenue	$1,836	4%	$2,215	4%	$5,718	4%	$5,559	4%	(17)%	3%
	Food & beverage revenue	906	2%	1,339	2%	2,807	2%	3,262	2%	(32)%	(14)%
	Advertising and other revenue	179	0%	242	0%	436	0%	536	0%	(26)%	(19)%
		$2,921	6%	$3,796	7%	$8,961	6%	$9,357	7%	(23)%	(4)%

Total revenue		$48,555	100%	$56,357	100%	$141,740	100%	$140,570	100%	(14)%	1%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(7,557)	16%	$(8,783)	16%	$(21,723)	15%	$(21,192)	15%	14%	(3)%
	Food & beverage cost	(2,344)	5%	(2,632)	5%	(6,858)	5%	(6,550)	5%	11%	(5)%
	Occupancy expense	(4,112)	8%	(5,198)	9%	(12,499)	9%	(17,530)	12%	21%	29%
	Labor cost	(4,184)	9%	(4,657)	8%	(12,477)	9%	(12,807)	9%	10%	3%
	Utilities	(1,657)	3%	(1,957)	3%	(4,207)	3%	(4,602)	3%	15%	9%
	Cleaning and maintenance	(1,751)	4%	(1,914)	3%	(5,046)	4%	(4,998)	4%	9%	(1)%
	Insurance	—		—	0%	—	0%	—	0%	-%	-%
	Other operating expenses	(1,872)	4%	(1,860)	3%	(6,339)	4%	(6,078)	4%	(1)%	(4)%
		$(23,477)	48%	$(27,001)	48%	$(69,149)	49%	$(73,757)	52%	13%	6%

Australia	Film rent and advertising cost	$(5,484)	11%	$(6,775)	12%	$(16,026)	11%	$(16,170)	12%	19%	1%
	Food & beverage cost	(1,328)	3%	(1,922)	3%	(3,934)	3%	(4,631)	3%	31%	15%
	Occupancy expense	(4,415)	9%	(4,673)	8%	(13,221)	9%	(13,612)	10%	6	3%
	Labor cost	(3,377)	7%	(3,794)	7%	(10,108)	7%	(10,510)	7%	11	4%
	Utilities	(815)	2%	(719)	1%	(2,308)	2%	(2,171)	2%	(13)	(6)%
	Cleaning and maintenance	(1,163)	2%	(1,352)	2%	(3,466)	2%	(3,728)	3%	14	7%
	Other operating expenses	(903)	2%	(966)	2%	(2,477)	2%	(2,747)	2%	7	10%
		$(17,485)	36%	$(20,201)	36%	$(51,540)	36%	$(53,569)	38%	13%	4%

New Zealand	Film rent and advertising cost	$(803)	2%	$(1,048)	2%	$(2,592)	2%	$(2,482)	2%	23%	(4)%
	Food & beverage cost	(159)	0%	(273)	0%	(575)	0%	(703)	1%	42	18%
	Occupancy expense	(746)	2%	(804)	1%	(2,216)	2%	(2,347)	2%	7	6%
	Labor cost	(504)	1%	(631)	1%	(1,617)	1%	(1,786)	1%	20	9%
	Utilities	(173)	0%	(114)	0%	(407)	0%	(311)	0%	(52)	(31)%
	Cleaning and maintenance	(182)	0%	(256)	0%	(572)	0%	(650)	0%	29%	12%
	Other operating expenses	(165)	0%	(305)	1%	(624)	0%	(802)	1%	46%	22%
		$(2,732)	6%	$(3,431)	6%	$(8,603)	6%	$(9,081)	6%	20%	5%

Total operating expense		$(43,694)	90%	$(50,633)	90%	$(129,292)	91%	$(136,407)	97%	14%	5%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,043)	2%	$(1,259)	2%	$(3,321)	2%	$(3,784)	3%	17%	12%
	General and administrative expense	(674)	1%	(513)	1%	(2,130)	2%	(1,885)	1%	(31)%	(13)%
		$(1,717)	4%	$(1,772)	3%	$(5,451)	4%	$(5,669)	4%	3%	4%

Australia	Depreciation and amortization	$(895)	2%	$(1,237)	2%	$(2,714)	2%	$(3,619)	3%	28%	25%
	General and administrative expense	(314)	1%	(389)	1%	(1,086)	1%	(1,087)	1%	19%	-%
		$(1,209)	2%	$(1,626)	3%	$(3,800)	3%	$(4,706)	3%	26%	19%

New Zealand	Depreciation and amortization	$(107)	0%	$(112)	0%	$(323)	0%	$(350)	0%	4%	8%
	General and administrative expense	(72)	0%	(1)	0%	(142)	0%	(1)	0%	(>100)%	(>100)%
		$(179)	0%	$(113)	0%	$(465)	0%	$(351)	0%	(58)%	(32)%

Total depreciation, amortization, general and administrative expense		$(3,105)	6%	$(3,511)	6%	$(9,716)	7%	$(10,726)	8%	12%	9%

OPERATING INCOME (LOSS) – CINEMA
United States		$(72)	(0)%	$(957)	(2)%	$(924)	(1)%	$(8,825)	(6)%	92%	90%
Australia		1,818	4%	2,918	5%	3,763	3%	2,337	2%	(38)%	61%
New Zealand		10	0%	252	0%	(107)	(0)%	(75)	(0)%	(96)%	(43)%
Total Cinema operating income (loss)		$1,756	4%	$2,213	4%	$2,732	2%	$(6,563)	(5)%	(21)%	>100%

Third Quarter Results

Revenue

For the quarter ended September 30, 2025, cinema revenue decreased by $7.8 million, to $48.6 million compared to the same period in the prior year. This decrease was primarily due to a global decrease in cinema revenues driven by a weaker film slate compared to Q3 2024 when Deadpool & Wolverine, Beetlejuice Beetlejuice, Despicable Me 4, Twisters and It Ends with Us were released, coupled with a weakening of AU/NZ foreign exchange rates. Cinema revenue was also adversely impacted by the closure of an underperforming cinema complex in the second quarter 2025.

For the nine months ended September 30, 2025, cinema revenue increased by $1.2 million, to $141.7 million compared to the same period in the prior year. This increase was primarily driven by (i) a global increase in box office due to a stronger movie slate as Lilo & Stitch and A Minecraft Movie released during the second quarter of 2025, and (ii) higher Food & Beverage revenues in our U.S. cinema circuit due to increased attendance combined with higher F&B SPP. Our results were partially offset by lower Food & Beverage revenue in AU and NZ and a weakening of AU and NZ foreign exchange rates against the U.S. dollar. Revenues were adversely impacted by the closure of underperforming cinema complexes in the second quarter of each of 2024 and 2025.

Cinema Segment Operating Income/(Loss)

Cinema segment operating income for the quarter ended September 30, 2025, decreased by $0.5 million, from $2.2 million to $1.8 million when compared to the same period in the prior year. The decrease in operating income is due to a reduction in cinema revenue in all three countries from decreased attendance, partially offset by a decrease in operating expenses, occupancy expenses and a decrease in depreciation and amortization globally.

Cinema segment operating income for the nine months ended September 30, 2025, increased by $9.3 million, from a loss of $6.6 million to an income of $2.7 million when compared to the same period in the prior year primarily due to (i) increased cinema revenues from a better movie slate (ii) efficiently managed cinema expenses, and (iii) a reduction in depreciation and amortization in all three countries.

Operating Expense

Operating expenses for the quarter ended September 30, 2025, decreased by $6.9 million, to $43.7 million, compared to the same quarter in the prior year. This decrease was primarily due to decreased global attendance resulting in lower film rent, Food and Beverage cost, and other variable costs in all three countries, plus lower US occupancy cost.

Operating expenses for the nine months ended September 30, 2025, is $129.3 million, decreased by $7.1 million compared to the same time period in the prior year due to US rent negotiations, operational efficiency and closure of under performing cinemas.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended September 30, 2025, decreased $0.4 million, to $3.1 million, compared to the same quarter in the prior year.

Depreciation, amortization, impairment, and general and administrative expenses for the nine months ended September 30, 2025, decreased $1.0 million, to $9.7 million, compared to the same period in the prior year.

Real Estate

The following table details our real estate segment operating results for the quarter and nine months ended September 30, 2025 and September 30, 2024, respectively:

		Quarter Ended				Nine Months Ended				Fav/(Unfav)
(Dollars in thousands)		September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	Quarter Ended	Nine Months Ended
REVENUE
United States	Live theatre rental and ancillary income	$902	20%	$391	8%	$2,075	15%	$1,220	8%	>100%	70%
	Property rental income	1,050	23%	1,053	21%	3,164	22%	3,192	22%	-%	(1)%
		1,952	43%	1,444	29%	5,239	37%	4,412	30%	35%	19%
Australia	Property rental income	2,394	52%	3,082	63%	8,150	58%	9,342	63%	(22)%	(13)%
New Zealand	Property rental income	221	5%	372	8%	676	5%	1,090	7%	(41)%	(38)%
Total revenue		$4,567	100%	$4,898	100%	$14,065	100%	$14,844	100%	(7)%	(5)%

OPERATING EXPENSE
United States	Live theatre cost	$(304)	7%	$(196)	4%	$(796)	6%	$(706)	5%	(55)%	(13)%
	Occupancy expense	(207)	5%	(167)	3%	(559)	4%	(521)	4%	(24)%	(7)%
	Labor cost	—	0%	—	0%	—	0%	—	0%	-%	-%
	Utilities	(22)	0%	(9)	0%	(50)	0%	(88)	1%	(>100)%	43%
	Cleaning and maintenance	(52)	1%	(37)	1%	(158)	1%	(115)	1%	(41)%	(37)%
	Other operating expenses	(288)	6%	(245)	5%	(718)	5%	(865)	6%	(18)%	17%
		(873)	19%	(654)	13%	$(2,281)	16%	$(2,295)	15%	(33)%	1%

Australia	Occupancy expense	(421)	9%	(509)	10%	$(1,389)	10%	$(1,477)	10%	17%	6%
	Labor cost	(42)	1%	(69)	1%	(161)	1%	(182)	1%	39%	12%
	Utilities	(67)	1%	(22)	0%	(101)	1%	(55)	0%	(>100)%	(84)%
	Cleaning and maintenance	(198)	4%	(232)	5%	(634)	5%	(726)	5%	15%	13%
	Other operating expenses	(191)	4%	(165)	3%	(648)	5%	(697)	5%	(16)%	7%
		(919)	20%	(997)	20%	$(2,933)	21%	$(3,137)	21%	8%	7%

New Zealand	Occupancy expense	(6)	0%	(129)	3%	$(95)	1%	$(350)	2%	95%	73%
	Labor cost	—	0%	(6)	0%	(2)	0%	(17)	0%	100%	88%
	Utilities	—	0%	(13)	0%	(5)	0%	(49)	0%	100%	90%
	Cleaning and maintenance	—	0%	(15)	0%	(4)	0%	(33)	0%	100%	88%
	Other operating expenses	(65)	1%	(292)	6%	(338)	2%	(920)	6%	78%	63%
		(71)	2%	(455)	9%	$(444)	3%	$(1,369)	9%	84%	68%

Total operating expense		$(1,863)	41%	$(2,106)	43%	$(5,658)	40%	$(6,801)	46%	12%	17%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(658)	14%	$(673)	14%	$(1,991)	14%	$(2,089)	14%	2%	5%
	General and administrative expense	(168)	4%	(193)	4%	(483)	3%	(673)	5%	13%	28%
		(826)	18%	(866)	18%	(2,474)	18%	(2,762)	19%	5%	10%

Australia	Depreciation and amortization	$(397)	9%	$(490)	10%	$(1,173)	8%	$(1,632)	11%	19%	28%
	General and administrative expense	(34)	1%	7	(0)%	(121)	1%	(52)	0%	(>100)%	(>100)%
		(431)	9%	(483)	10%	(1,294)	9%	(1,684)	11%	11%	23%

New Zealand	Depreciation and amortization	(60)	1%	(47)	1%	(177)	1%	(363)	2%	(28)%	51%
	General and administrative expense	—	0%	—	0%	(1)	0%	—	0%	-%	-%
		(60)	1%	(47)	1%	(178)	1%	(363)	2%	(28)%	51%
Total depreciation, amortization, general and administrative expense		$(1,317)	29%	$(1,396)	29%	$(3,946)	28%	$(4,809)	32%	6%	18%

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$253	6%	$(76)	(2)%	$484	3%	$(645)	(4)%	>100%	>100%
Australia		1,044	23%	1,602	33%	3,923	28%	4,521	30%	(35)%	(13)%
New Zealand		90	2%	(130)	(3)%	54	0%	(642)	(4)%	>100%	>100%
Total real estate operating income (loss)		$1,387	30%	$1,396	29%	$4,461	32%	$3,234	22%	(1)%	38%

Third Quarter Results

Revenue

Real estate rent revenue for the quarter ended September 30, 2025, decreased by $0.3 million to $4.6 million, compared to the same period in the prior year primarily due to the sale of our Wellington and Cannon Park assets, which resulted in a reduction in rental income, offset by increased Live Theatre rental and ancillary income.

For the nine months ended September 30, 2025, real estate rent revenue decreased by $0.8 million, to $14.1 million, compared to the same period in the prior year. The decrease was primarily due to lower rental income as a result of the sales of our Wellington property assets and our Cannon Park property assets, partially offset by higher Live Theatre rental and ancillary income in the U.S.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended September 30, 2025 remained relatively flat at $1.4 million

For the nine months ended September 30, 2025, real estate segment operating income increased by $1.2 million, to $4.5 million, compared to $3.2 million in the same period in the prior year. This increase in segment income was due to an increase in U.S. Live Theatre rental and ancillary income, decreased operating expenses and reduced depreciation, amortization, and G&A expense in all three countries, partially offset by a reduction in AU and NZ rental income from the sale of properties.

These results were impacted by the sale of our (i) Wellington property assets in January 2025, (ii) Cannon Park property in May 2025 and (iii) Culver City office building in February 2024.

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

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic, the 2023 Hollywood Strikes and periods of weak theatrical releases, augmented by changing consumer habits due to each of the foregoing, and continuing macroeconomic headwinds, have made it necessary for us to defer capital expenditures and to rely on borrowings and the proceeds of asset monetizations to cover our costs of operations, pay interest, and pay down debt.

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

While our Company believes that global cinema business is recovering, we still face macroeconomic pressures such as high interest rates, inflation, supply chain issues and increased film rent, labor, and operating costs, many of which are beyond our control. We have taken a variety of steps across our various operating jurisdictions to reduce our spending, including, without limitation, deferring non-essential capital expenditures, deferring certain operational expenses, renegotiating occupancy arrangements, closing certain unprofitable cinemas, deferring compensation expenses, and eliminating certain T&E expenses. We closely monitor our debt maturity dates, and where appropriate, we may seek necessary term extensions. In May 2025, we extended our Emerald Creek Capital debt’s maturity date to November 6, 2026 with an option to extend an additional 6 months to May 6, 2027. In July 2025, we executed an amendment to our Bank of America loan to extend the maturity date to May 18, 2026, and modified the paydown schedule. In July 2025, we extended the maturity date of our Santander loan to June 1, 2026. On November 12, 2025, we extended our NAB facility by 5 years and on November 13, 2025, extended our Valley National debt for a year to October 1, 2026. As of September 30, 2025, we have debt of $16.5 million coming due in the next 12 months. While the Central Banks of the three countries in which we do business have reduced interest rates from recent highs, rates remain elevated when compared to pre-Covid periods.

On September 30, 2025, we entered into an agreement to purchase all of the partnership interests in Sutton Hill Associates, a California general partnership (“SHA”). Through its ownership of 100% of the membership interests in Sutton Hill Capital, LLC SHA’s principal assets are (i) the 25% non-controlling membership interest in Sutton Hill Properties, LLC that we do not already own and which in turn owns the land and improvements commonly known as the Cinemas 1,2,3, and (ii) the tenant’s interest in the ground lease and in the improvements commonly known at the Village East By Angelika. Both of these cinemas are located in the Borough of Manhattan, NY, NY. We have been operating these cinemas for more than the past 20 years and the ownership of these assets for accounting purposes is already consolidated into our financial statements. The consummation of the contemplated transaction is not anticipated to have a material impact on our operations. That transaction is anticipated to close in the 4th quarter 2025.

As discussed elsewhere in this Report, we believe that cinema cash flow for 2025 and onward will be stronger than in recent periods. However, if our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity. In May 2025, we sold our Cannon Park property assets in Australia for $20.7 million (AU$32.0 million) and repaid our $12.9 million (AU$20.0 million) Bridge Facility. In January 2025, we sold our Wellington property assets in New Zealand for $21.5 million (NZ$38.0 million) and repaid our $10.7 million (NZ$18.8 million) loan to Westpac and paid down $6.1 million to Bank of America. In early 2024, understanding our reduced need for administrative space during the shift to remote-working, we decreased our overall general and administrative expense by selling our administrative building in Culver City, California, freeing up cash of approximately $1.3 million (after paying off our mortgage, brokerage commissions and transactional fees). We are currently reviewing our need for replacement of office space. On October 21, 2025, we entered into an agreement for sale and purchase for our cinema and retail property located in Napier, New Zealand, providing for a purchase price of NZ$2,500,000. The transaction is subject to the satisfactory completion of buyer due diligence. No assurances can be given that the transaction will be consummated. Also, our Newberry Yard property in Williamsport, Pennsylvania continues to be listed as an asset held for sale. This property was historically used as a rail yard, and, accordingly, improved with tracks and switches and has direct access to the area’s rail system. Certain issues as to the location of various railroad rights of way have now been resolved on what we believe to be favorable terms and terms which enhanced the value of the property.

If we cannot obtain sufficient net proceeds from the disposition of these assets (or determine to defer disposition due to unfavorable market conditions), in addition to other strategies, we may look to monetize other real estate assets.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements-- Note 13 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I- Financial Information, Item 1 – Notes to Consolidated Financial Statements – Note 2 – Liquidity and Impairment Assessment.

The changes in cash and cash equivalents for the nine months ended September 30, 2025, and September 30, 2024, respectively, are discussed as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2025	2024	% Change
Net cash provided by (used in) operating activities	$(5,856)	$(11,818)	50%
Net cash provided by (used in) investing activities	37,322	4,989	>100%
Net cash provided by (used in) financing activities	(36,172)	2,127	(>100)%
Effect of exchange rate on cash and restricted cash	172	744	(77)%
Increase (decrease) in cash and cash equivalents and restricted cash	$(4,534)	$(3,958)	(15)%

Operating activities

Cash used in operating activities for the nine months ended September 30, 2025, decreased by $6.0 million, to $5.9 million compared to cash used in the same period in prior year of $11.8 million. This was primarily driven by a decrease in net operating loss, partially offset by a decrease in net payables.

Investing activities

Cash provided in investing activities during the nine months ended September 30, 2025 was $37.3 million compared to cash provided in the same prior year period of $5.0 million. This was due to proceeds from sale of our Cannon Park property assets in May 2025 and the Wellington property assets in January 2025, compared to the proceeds from the sale of our Culver City office in February 2024.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2025, increased by $38.3 million, to $36.2 million compared to cash provided by financing activities of $2.1 million in the same prior year period. This was primarily due to the paydowns of our Westpac debt, Bank of America debt and NAB Bridge Facility in 2025 as discussed previously, compared to the NAB Bridge Facility draw in the same period of 2024.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the nine months ended September 30, 2025, and preceding four years:

	As of and for the 9-Months Ended	Year Ended December 31
($ in thousands)	September 30, 2025	2024	2023	2022	2021
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$8,090	$12,347	$12,906	$29,947	$83,251
Unused borrowing facility	2,359	7,859	7,859	12,000	12,000
Restricted for capital projects	2,359	7,859	7,859	12,000	12,000
Unrestricted capacity	—	—	—	—	—
Total resources at period end	10,449	20,206	20,765	41,947	95,251
Total unrestricted resources at period end	8,090	12,347	12,906	29,947	83,251
Debt-to-Equity Ratio
Total contractual facility	$174,997	$210,572	$218,159	$227,633	$248,948
Total debt (gross of deferred financing costs)	172,638	202,713	210,300	215,633	236,948
Current	16,451	69,193	35,070	38,026	12,060
Non-current	156,187	133,520	175,230	177,607	224,888
Finance lease liabilities	11	43	83	28	68
Total book equity	(13,012)	(4,790)	32,996	63,279	105,060
Debt-to-equity ratio	(13.27)	(42.32)	6.37	3.41	2.26
Changes in Working Capital
Working capital (deficit)(1)	$(92,684)	$(104,584)	$(88,373)	$(74,152)	$(6,673)
Current ratio	0.17	0.35	0.30	0.39	0.94
Capital Expenditures (including acquisitions)	$1,176	$2,028	$4,711	$9,780	$14,428

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of September 30, 2025, we had $8.1 million in unrestricted cash and cash equivalents compared to (i) 12.3 million on December 31, 2024 and (ii) $5.9 million on March 31, 2025. On September 30, 2025, our total outstanding borrowings were $172.6 million compared to $202.7 million on December 31, 2024.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of September 30, 2025:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Debt(1)	$23,222	$121,503	$—	$—	$—	$—	$144,725
Operating leases, including imputed interest	7,341	27,756	25,920	24,836	23,407	126,347	235,607
Finance leases, including imputed interest	11	—	—	—	—	—	11
Subordinated debt(1)	—	—	27,913	—	—	—	27,913
Pension liability	137	576	607	639	445	—	2,404
Interest on pension liability	34	108	77	45	11	—	275
Estimated interest on debt (2)	3,373	9,798	1,186	—	—	—	14,357
Village East purchase option(3)	5,900	—	—	—	—	—	5,900
Total	$40,018	$159,741	$55,703	$25,520	$23,863	$126,347	$431,192

(1)Information is presented gross of deferred financing costs.

(2)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

(3)Please see disclosures above regarding the SHA transaction.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended September 30, 2025.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended September 30, 2025.

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended September 30, 2025. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

In recent periods, we have paid material intercompany dividends and have repaid intercompany debt, using these proceeds to fund Operations and capital investment in the United States. Accordingly, our debt levels in Australia are higher than they would have been if funds had not been returned for such purposes. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand.

Our Company transacts business in Australia and New Zealand and is subject to risks associated with fluctuating foreign currency exchange rates. During the third quarter of 2025, the average Australian dollar and New Zealand dollar weakened against the U.S. dollar by 2.3% and 3.1%, respectively, compared to the same prior year period.

At September 30, 2025, approximately 37.3% and 5.5% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $5.5 million in cash and cash equivalents. At December 31, 2024, approximately 35.6% and 8.3% of our assets were invested in assets denominated in Australian dollars (Reading Entertainment Australia) and New Zealand dollars (Reading New Zealand), respectively, including approximately $7.3 million in cash and cash equivalents.

Our policy in Australia and New Zealand is to match revenues and expenses, whenever possible, in local currencies. As a result, we have procured a majority of our expenses in Australia and New Zealand in local currencies. Despite this natural hedge, recent movements in foreign currencies have had an effect on our current earnings. The effect of the translation adjustment on our assets and liabilities noted in our other comprehensive income was a decrease of $0.8 million for the quarter ended September 30, 2025. As we continue to progress our acquisition and development activities in Australia and New Zealand, no assurances can be given that the foreign currency effect on our earnings will not be material in the future.

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

We record unrealized foreign currency translation gains or losses that could materially affect our financial position. As of September 30, 2025, and December 31, 2024, the balance of cumulative foreign currency translation adjustments were approximately a ($3.1) million loss and ($5.5) million loss, respectively.

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

We have a combination of fixed and variable interest rate loans. In connection with our variable interest rate loans, a change of approximately 1% in short-term interest rates would have resulted in an approximate $414,000 increase or decrease in our quarterly interest expense.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting related to the erroneous reversal and treatment of a liability. This material weakness existed for the periods June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, and June 30, 2025.

During the quarter ended September 30, 2025, we completed the remediation plan for this material weakness. Remediation focused on implementing additional internal controls relating to recognition and measurement of significant transactions.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the above-mentioned new controls, and our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of September 30, 2025, our disclosure controls and procedures were effective, and that the material weakness has been remediated as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Other than the remediation described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*	Waiver and Tenth Amendment to Second Amendment and Restated Credit Agreement, dated July 3, 2025, between Consolidated Amusement Holdings, LLC and Bank of America, N.A
10.2*†	Form of Stock Option Agreement (Employee/Executive Officer) under the 2020 Stock Incentive Plan
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: November 14, 2025

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: November 14, 2025

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer