Form 10-K
period 2025-12-31
READING INTERNATIONAL INC
filed 2026-03-31
CIK 716634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $26,804,265. As of March 30, 2026, there were 21,036,670 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive Proxy Statement for the 2026 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

READING INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2025

The information in this Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K" or “2025 Annual Report”) contains certain forward-looking statements, including statements related to trends in the Company's business. The Company's actual results may differ materially from the results discussed in the “Cautionary Statement Regarding Forward-Looking Statements”. Factors that might cause such a difference include those discussed in "Item 1 – Our Business," "Item 1A – Risk Factors," and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this 2025 Form 10-K.

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

BUSINESS DESCRIPTION

Synergistic Diversification and Branding

We are an internationally diversified company focused on the development, ownership and operation of entertainment and real property assets in three jurisdictions: (i) United States (“U.S.”), (ii) Australia, and (iii) New Zealand. We group our businesses into two operating segments, which are owned and operated through various operating subsidiaries:

•Theatrical Motion Picture Exhibition (“Cinema Exhibition”), through as of the date of this 2025 Annual Report, our 58 cinemas.

•Real Estate, including real estate development and the rental or licensing of retail, commercial and live theatre assets comprised, as of the date of this 2025 Annual Report, of approximately 9,114,000 square feet of land and approximately 429,000 square feet of net rentable area.

Market and External Impacts on our Cinema Exhibition Business and Our Company’s Responses

We believe that, although the global cinema industry box office was relatively flat for 2025 as compared to 2024, our industry has over the past year demonstrated its resilience and its continuing ability to attract customers looking for an outside the home entertainment experience. The success of releases such as A Minecraft Movie, Lilo & Stitch, Superman, Jurassic World: Rebirth, Zootopia 2, Wicked: For Good, Sinners, and Avatar: Fire and Ash, together with what we believe is a strong film slate through the end of 2026, make us optimistic about the future of our cinema business.

While the COVID 19 pandemic is substantially behind us, its lasting effects on both the global economy and the cinema industry remain evident. The pandemic had a profound impact on our Company’s operations and significantly strained our liquidity. Beginning in March 2020, government mandates required the temporary closure of all our cinemas and live theatres across the United States, Australia, and New Zealand, resulting in an immediate interruption of cinema revenues and heightened consumer caution towards public entertainment venues. After the start of the pandemic, we were able to negotiate occupancy relief with our cinema landlords. Unfortunately, the recovery from the pandemic was then interrupted by the screen actors and writers strikes of 2023, which materially impacted the movie release schedule. Also, even though we are a micro-cap public company, the U.S. federal government prohibited public companies from receiving any financial support.

Following the worldwide pandemic and the screen actors and writers strikes, our global cinema operations have faced elevated cost pressures, including legislated increases in labor expenses and higher costs for goods, utilities, and insurance. Our cinemas use a significant amount of electricity and U.S. operations are concentrated in Hawaii and California which have the highest electricity costs in the United States. Labor related changes across have expanded beyond wage rates to include additional leave requirements, revised overtime calculations, and increased compliance and administrative obligations. The Company has partially offset these higher costs through measured adjustments to ticket and food and beverage pricing, while remaining mindful of price sensitivity and demand.

To address liquidity pressures, the Company undertook a range of actions focused on strengthening its financial position, including monetizing certain of our real estate holdings, working with lenders to extend loan terms and obtain covenant relief, exiting unprofitable cinema locations, negotiating rent abatements and deferrals with landlords, and cutting back anticipated capital expenditures.

We have taken meaningful steps to run our theatres more efficiently while strengthening cinema level profitability, and this progress was evident when we last year achieved record food and beverage spend per guest across our circuit. Alcohol is now available at all of our domestic U.S. locations and at most theatres in Australia and New Zealand. The continued growth of mobile ticketing and mobile concession ordering has made purchasing easier for guests, increased concession sales, and allowed us to operate with leaner staffing levels without diminishing the overall moviegoing experience.

Since 2020, we have wound up our business at eight (8) cinemas. All had negative cash flow during the year of closing. All but one had negative cash flow since the onset of the Pandemic.

Following a slow first quarter of 2025 at the box office, we began to observe improved box office trends in April 2025, supported by releases such as A Minecraft Movie ($961 million) and Sinners ($370 million). Performance remained relatively consistent throughout the year with the release of several higher-grossing titles, including Lilo & Stitch ($1.0 billion), Superman ($618 million), Jurassic World: Rebirth ($869 million), and The Fantastic Four: First Steps ($522 million). And, while the industry delivered certain strong movies in the fourth quarter 2025, such as Wicked: For Good ($526 million), Zootopia 2 ($1.9 billion), and Avatar: Fire and Ash ($1.5 billion), the quarterly result could not match the strength of the film slate delivered in the fourth quarter 2024. Looking ahead, audiences are expected to return for a robust slate of highly anticipated upcoming releases in 2026, including The Super Mario Galaxy Movie, The Devil Wears Prada 2, Toy Story 5, Supergirl, Minions 3, Moana, The Odyssey, Spider Man: Brand New Day, The Cat in the Hat, Avengers: Doomsday, and Dune: Part Three, further supporting the continued recovery and long term strength of the cinema industry.

Development and Operation of our Real Estate Business and Selective Monetization Strategies

Our real estate assets continue to perform, and while we have monetized a number of our fee interests to meet recent economic challenges, we continue to regard our real estate operations as key to the development of long term stockholder value. We have been strategic in our monetization decisions principally selling either non-income producing assets previously held for development or assets which had reached their maximum value, absent the investment of significant additional capital. We have not engaged in fire sale dispositions or turned over any properties to lenders.

Between 2021 and 2025, our real estate monetizations have generated $197.5 million in net cash, which enabled us to reduce debt by $99.9 million, invest $32.4 million in capital improvements, and continue to support operations, retain key employees and stabilize our workforce. In early 2024, as our need for administrative space declined, we sold our administrative building in Culver City, California for $10.0 million, generating approximately $1.3 million in net cash (after paying off our mortgage, brokerage commissions and transactional fees). We are currently reviewing our need for replacement of office space, focusing on leasing opportunities. Looking ahead, we expect additional cash will be required through 2026 as the global film release schedule continues to stabilize following the lasting impacts of the pandemic and the 2023 Hollywood strikes and as deferred rent obligations are to be repaid and debt is to be reduced. In addition to working with existing lenders, we believe certain real estate assets can provide an additional source of liquidity. While the amounts that may be generated from future dispositions cannot be predicted with certainty, management believes that, based on independent valuations and past successful asset sales, sufficient funds can be raised to meet expected liquidity needs.

At our 44 Union Square property in New York, Petco Animal Supplies Stores. Inc (“Petco”) continues to occupy the cellar, ground, and second floors under a long-term lease on a full rent-paying basis, while we actively market the remaining space through our newly appointed leasing agent, Newmark. We are seeing improving demand within the Union Square submarket. Regarding Australia and New Zealand, we completed two significant asset monetization’s during the first half of 2025. On January 31, 2025, we sold our Wellington, New Zealand properties for $21.5 million (NZ$38.0 million) and entered into an ATL for the cinema component of that upgraded Courtenay Central building. On May 21, 2025, we sold our Cannon Park properties in Townsville, Queensland for $20.7 million (AU$32.0 million), while retaining the cinema leasehold. Proceeds from these transactions were used, in part, to pay approximately $32.1 million of debt. In our Australia and New Zealand real estate assets, our third party, non-cinema rental space is approximately 98% leased, with tenants paying full rent.

OUR COMMERCIAL BRANDS

Set forth below is a brief description of the various brands under which we organize our business operations: We are the sole owner worldwide of the “ANGELIKA” trademark and trade dress for motion picture and entertainment purposes.

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

With respect to our global cinema circuit trading under three brands, (i) all such cinemas are equipped with digital projection, (ii) 27 cinemas feature at least one TITAN LUXE, TITAN XC or IMAX premium auditorium, and (ii) 202 screens feature luxury recliner seating as of December 31, 2025.

Reading Cinemas US Reading Cinemas AU Reading Cinemas NZ
United States

Founded in 1917, our Consolidated Theatres circuit in the state of Hawaii is the oldest and largest circuit in Hawaii with six cinemas on the island of Oahu.

Each of our Consolidated Theatres offers luxury recliner seats.  In addition, three of our six theaters feature one (or, in the case of the theater at Ward Village, two) TITAN LUXE premium screens.

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

(i)The Angelika Film Center & Cafés in San Diego, CA; Dallas, TX; and Fairfax, VA;

(ii) The Angelika Pop-Up in Washington DC;

(iii) The Tower Theater in Sacramento, CA;

(iv) The Village East and Cinemas 123 in New York City;

(v)Angelika Cinemas at South City Square in Brisbane; and

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

Historically known as Tammany Hall, this approximately 73,000 square foot building overlooking Manhattan’s Union Square, features an award winning retail space occupied by Petco who occupies most of the ground floor, the cellar and the second floor, on a full rent paying basis.

Hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, this multi-award winning building brings the future to New York’s fabled past.

44 Union Square remains of the few locations in Manhattan that offer potential tenant(s) with a “brandable” site.

44 Union Square
Australia

Located on 219,228 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 144,430 square feet of net rentable area, including a Coles Supermarket, a Reading Cinema and 46 other third-party tenants, offering F&B, retail, and professional services.

Adjacent to our Newmarket Village, we own a three-level, 21,582 square foot office building. Taken together with the retail components, the center is 98% leased as of December 31, 2025.

Newmarket Village

Australia

Anchored by our 10-screen Reading Cinemas and six F&B or third-party tenants, The Belmont Common is in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,117 square feet of net rentable area.

As of December 31, 2025, this property was 100% leased.

The Belmont Common

Business Segment / Unit	Our Commercial Brands	Country	Description	Website Link

Live Theatre		United States

We operate two off-Broadway live theatres in Manhattan under the Liberty Theatres tradename.

Since 2018, the Minetta Lane Theatre has been operated pursuant to a license agreement with Audible, a subsidiary of Amazon. Audible extended its license agreement with us through March 15, 2027. During 2025, shows such as “Creditors”, “Sexual Misconduct of the Middle Classes”, and “Mexodus” along with many others were presented at the Minetta Lane.

Following STOMP’s almost 30-year historical run at the Orpheum, we have licensed a variety of new shows. We believe that there is ongoing substantial demand for off-Broadway venues like our Orpheum and Minetta Lane.

Liberty Theatres

Our strategy has remained to integrate cinema entertainment with real estate in a way that creates long-term value for our stockholders. Historically, the reliable cash flows generated by our cinema operations, prior to the pandemic and the 2023 Hollywood strikes, support a proactive approach to acquiring and holding long-term real estate assets, including land held for future development. Although we believe cinema performance is improving, uncertainty surrounding short term U.S. cinema cash flows has led us to take a more measured approach to investment and activity within both our cinema and real estate operations.

Historically, our real estate portfolio has provided a strong foundation, helping us navigate periods of unexpected disruption while enhancing our financial flexibility by serving as a collateral base to support longer term and relatively stable real estate borrowing. Over the past four years, including the aftermath of the COVID 19 pandemic, the 2023 Hollywood strikes, and rising interest rates, our real estate assets have played a critical role in sustaining key operations and preserving long term value. In the post-pandemic period, we have monetized nine properties, generating $197.5 million net cash used to reduce debt, support operations, pay interest, and meet capital commitments. Looking ahead, we expect that the selective monetization of real estate assets will continue to provide liquidity, to the extent needed, as the cinema industry stabilizes and as we repay deferred rents and further reduce interest bearing debt.

Our hybrid, multi-country approach is focused on diversification and the development of long-term hard asset value. This approach has supported the business through the COVID-19 pandemic, the 2023 Hollywood strikes, and a period of elevated interest rates, as conditions continue to stabilize.

Our Principal Tangible Assets

As of December 31, 2025, our principal tangible assets included:

•interests in 58 cinemas comprising of 469 screens;

•our 44 Union Square property in Manhattan. The cellar, ground floor, and second floor of the building are fully leased to Petco, which is in occupancy of its premises on a full rent paying basis;

•two Entertainment Themed Centers (“ETCs”) known as Newmarket Village (in a suburb of Brisbane) and The Belmont Common (in a suburb of Perth);

•our administrative office building in South Melbourne, Australia;

•the fee interests in two commercial properties in Manhattan improved with live theatres comprised of a single stage in each location;

•the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan;

•an approximately 23.9-acre rail access industrial property in Williamsport, Pennsylvania, which is currently being held for sale;

•approximately 201-acres located principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct, comprising over 6.0 acres in downtown Philadelphia; and

•cash and cash equivalents, aggregating $10.5 million.

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

Shown in the following table are the number of locations and screens in our theater circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying asset as of December 31, 2025:

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6		Consolidated Theatres
	California	5	58	5		Reading Cinemas, Angelika Film Center
	New York	3	16	2	1	Angelika Film Center
	Texas	1	8	1		Angelika Film Center
	New Jersey	1	12	1		Reading Cinemas
	Virginia	1	8	1		Angelika Film Center
	Washington DC	1	3	1		Angelika Film Center
	U.S. Total	18	179	17	1
Australia	Victoria	9	62	9		Reading Cinemas
	New South Wales	6	44	6		Reading Cinemas
	Queensland	7	64	5	2	Reading Cinemas, Angelika Cinemas, Event Cinemas(1)
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2		Reading Cinemas
	Tasmania	2	14	2		Reading Cinemas, State Cinema by Angelika
	Australia Total	30	226	27	3
New Zealand	Wellington	2	15	2	0	Reading Cinemas
	Otago	2	12	1	1	Reading Cinemas, Rialto Cinemas(2)
	Auckland	2	15	2		Reading Cinemas, Rialto Cinemas(2)
	Canterbury	1	8	1		Reading Cinemas
	Southland	1	5	1		Reading Cinemas
	Bay of Plenty	1	5		1	Reading Cinemas
	Hawke's Bay	1	4		1	Reading Cinemas
	New Zealand Total	10	64	7	3
GRAND TOTAL		58	469	51	7

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto cinemas totaling 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Taking into account current cash flow constraints, we remain focused, to the extent practicable, on enhancing our existing cinema facilities, and securing liquor licenses in Australia and New Zealand to offer our customers premium experiences. These include luxury recliner seating, advanced presentation technologies such as superior sound systems, lounges, cafés, bar services, and additional amenities. At December 31, 2025, 202 of our auditoriums are equipped with recliner seating (excluding screens held in joint ventures), while 34 auditoriums feature large-format screens, including TITAN XC, TITAN LUXE, or IMAX. While our circuit did transition to digital projection and sound systems; we retained the capability to showcase films in both 35MM and 70MM formats in select cinemas, catering to the preferences of certain directors and cinephiles.

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

Approximately 58% of our 2025 cinema revenue is from total box office receipts. Ticket prices vary by location, with reduced rates available for senior citizens, children and, in certain markets, military personnel and students. In addition, across our U.S. based cinemas, we offer value ticket days, including Half Priced Tuesday and Mahalo Tuesdays (in our Hawaii locations) and, now, in Australia and New Zealand, we offer our rewards members access to Terrific Tuesdays, which is a discounted ticket day.

Showtimes and features are advertised across our websites, various internet platforms, and, in some markets, in select local newspapers. We are continuously expanding our presence through social media, websites, email campaigns, and other online platforms. Additionally, film distributors may promote certain feature films through various print, radio, television, and internet channels, with distributors typically covering these advertising costs.

Food and beverage (F&B) sales accounted for approximately 34% of our total 2025 cinema revenue. While nearly all of our global cinemas are licensed for the sale and on-site consumption of alcoholic beverages, our traditional F&B offerings have predominantly consisted of popcorn, candy, and soda. This is evolving, as more of our theaters are expanding their F&B selections. One of our key strategic priorities is to enhance our existing cinemas with a broader range of F&B options that align with emerging trends and customer preferences. We measure our performance in this area using spend per patron (SPP), comparing it both to our competitors and as an indicator of the effectiveness of our F&B operations. While the profitability of our F&B operations is influenced by various factors, including labor costs and the cost of goods sold, we believe this metric provides valuable insight into our top-line performance.

Screen advertising and other revenue contributed approximately 9% to our total 2025 cinema revenue. Except for certain rights that we have retained to sell screen advertising to local advertisers, we are not in the screen advertising business and nationally recognized screen-advertising companies’ contract with us for the right to show such advertising on our screens.

Management of Cinemas

Apart from three unconsolidated cinemas, our operations are overseen by management teams based in Los Angeles and Manhattan in the United States, Melbourne, Australia, and Wellington, New Zealand. Two of our New Zealand Rialto cinemas are held through a joint venture in which Reading New Zealand owns a 50% interest, with our joint venture partner responsible for day-to-day operations while we provide film booking support. In addition, we hold a passive one third interest in a 16-screen cinema in Brisbane, which is also operated by the same third-party partner.

Licensing and Pricing

Our cinemas license films from a diverse mix of content suppliers that include both large international studios and independent distributors. While the global market for wide release, mainstream films is largely controlled by major studios, distribution structures vary by region. Regarding Australia and New Zealand, certain studio titles may be handled through independent local distributors rather than directly by the studios themselves. In the United States, specialty and alternative content is typically released through studio affiliated specialty labels as well as through established independent distributors focused on curated theatrical releases. Film licensing arrangements are generally structured around revenue sharing, with rental terms tied to a negotiated percentage of box office performance that can differ by title, venue, and market conditions.

Competition

Film availability is determined by distributor allocation decisions that increasingly involve competition between theatrical exhibitors and streaming platforms, which can limit access to certain titles. While our cinemas in Australia and New Zealand generally maintain broad access to available releases, industry dynamics have shifted in recent years, particularly following the COVID-19 pandemic.

Streaming services have expanded the scale and quality of their content, while some distributors now prioritize streaming and on-demand releases over traditional theatrical windows for some films. At the same time, video content has become a dominant medium across digital channels, serving as a primary method for audience engagement through social media, websites, email campaigns, and other online platforms.

The continued dominance of streaming subscription services such as Netflix, Amazon Prime Video, Disney/Hulu, and Apple continues to create competition for the traditional theatrical experience offered by cinemas. Netflix has increasingly engaged with theatrical exhibition through select cinema releases, including KPop Demon Hunters, Frankenstein, A House of Dynamite, and Stranger Things: The Finale, reflecting a broader effort to participate in the traditional cinema ecosystem. Amazon Prime has contributed to this competitive landscape through streaming exclusive releases such as The Naked Gun and Playdate, while also hosting major Warner Bros. titles including A Minecraft Movie and Sinners following their theatrical runs. Disney/Hulu has also demonstrated the ability to drive viewership through streaming-first releases, including The Toxic Avenger, A Complete Unknown, Twinless, and Predator: Killer of Killers. Apple made the star-studded F1 The Movie available on its platform following its theatrical release and premiered streaming-exclusive films such as Highest 2 Lowest and Fountain of Youth. Meanwhile, Universal Pictures maintained a traditional release strategy in 2025, with all of its films debuting in movie theaters before becoming available on its Peacock platform. YouTube’s Paid Video on Demand program’s vast offerings, including free content, could potentially shift audiences away from mainstream media of the type historically presented by cinemas.

The ability to obtain high performing films may be affected by the level of competition within certain markets and by our relative size and screen count. In North America, a significant portion of theatrical exhibitions are controlled by large exhibitors such as AMC, Regal, and Cinemark, which together account for approximately 50% of available screens and can offer distributors broader access to major markets than we are able to provide. In addition, these exhibitors operate in a number of markets with limited direct competition, which may influence distributor allocation decisions. As a result, distributors may prioritize these larger operators when licensing high demand films. Conditions differ in Australia and New Zealand, where multiplex exhibitors generally have access to films in distribution, although competition remains strong from boutique operators that are able to secure limited engagements for popular commercial titles.

Audience preferences are increasingly shaped by the quality of the cinema experience, including the availability of advanced projection and sound technology, luxury recliner seating, and expanded food and beverage offerings. In recent years, a number of competing cinemas have opened or completed renovations that incorporate these premium features, including alcohol service and seat food delivery, which compete directly with our offerings. Certain competitors also benefit from greater financial capacity, in some cases due to prior restructurings or capital raising activities, enabling them to invest more aggressively in upgrades and enhancements that may place competitive pressure on our cinemas.

Following substantial investments in our cinema portfolio since 2015, we believe our circuit is well-positioned for a strong recovery in the post-COVID-19 and post-Hollywood strike environment. Key metrics, as of the date of this Report, include:

•Luxury Recliner Seating:

o67% of our U.S. screens are equipped with luxury recliner seating.

o33% of our Australian and New Zealand (AU/NZ) screens feature luxury recliner seating.

•Premium Large Format (PLF) Auditoriums:

o44% of our U.S. theaters feature at least one PLF auditorium (IMAX, TITAN LUXE, or TITAN XC).

o54% of our AU/NZ theaters feature a PLF auditorium (TITAN XC or TITAN LUXE).

•Enhanced Food and Beverage (F&B) Offerings:

o83% of our U.S. cinemas offer enhanced F&B menus, including alcoholic beverages.

o59% of our AU/NZ cinemas provide enhanced F&B menus.

o84% of our global cinemas serve alcoholic beverages.

The film exhibition markets in the United States, Australia, and New Zealand are influenced by a small number of major exhibition companies with significant financial resources, enabling them to compete more aggressively than we can. Based on information in filings with the SEC, as of December 31, 2025, the principal exhibitors in the United States are: AMC (with 7,072 screens in 544 cinemas); Regal (with 5,734 screens in 425 cinemas), owned by Cineworld Group, the U.K.’s largest cinema operator; and Cinemark (with 4,241 screens in 303 cinemas). As of December 31, 2025, we were the 14th largest exhibitor in the United States with 179 screens in 18 cinemas.

The principal exhibitors in Australia are Event Cinemas (a subsidiary of Event Hospitality and Entertainment, Limited) (“Event”), Hoyts Cinemas (“Hoyts”), and Village Cinemas (“Village”). The major exhibitors control approximately 67% of the total cinema box office: Event 28%, Hoyts 28%, and Village 11%. By comparison, our 210 screens (excluding our joint venture theaters) represent approximately 8% of the total box office making Reading the fourth largest exhibitor in Australia as of December 31, 2025.

The principal exhibitors in New Zealand are Event Cinemas with 127 screens and Hoyts with 76 screens, nationally. The major exhibitors in New Zealand control approximately 51% of the total box office: Event 31% and Hoyts 20%. We have 9% of the market

(Event and Reading market share figures exclude any joint venture theaters) and are the third largest exhibitor in New Zealand, operating 41 screens in 7 cinemas as of December 31, 2025.

In-Home, Streaming and Mobile Device Competition

Rapid advances in home based and mobile entertainment have reshaped how audiences’ access and consume content, with higher quality systems, lower costs, and broad distribution through internet, cable, and satellite platforms. The widespread adoption of streaming services and the growing volume of content developed specifically for at home viewing have increased competition for consumer attention and altered traditional release patterns, placing pressure on studios to compress or bypass conventional theatrical windows.

In response, we continue to differentiate the theatrical experience by investing in areas that cannot be easily replicated at home. These efforts include upgraded seating and amenities, enhanced service standards, reserved online ticketing, improved screen and sound technology, and a broader mix of alternative and event driven programming. Our objective is to reinforce the cinema as a premium, shared experience that delivers compelling value to guests, while remaining disciplined in our capital investments. These market dynamics impact all of our operating regions, and we are actively refining our programming, marketing, and operating models to reflect evolving consumer behavior. Over time, we expect to expand our cinema platform through targeted renovations and selective growth opportunities internationally.

To further strengthen guest engagement, we are also expanding our loyalty and membership ecosystem. In the fourth quarter of 2024, we officially transitioned from the Reel Club to Reading Rewards and Angelika Rewards, our new and improved loyalty program in Australia and New Zealand. This upgrade underscores our dedication to delivering a more flexible and rewarding experience for our valued customers. Customers earn points on every dollar spent on tickets, snacks, and drinks at Reading and Angelika Cinemas. These points can now be redeemed for a wide range of rewards, including free or discounted tickets, concessions items, and more, giving customers greater flexibility and choice. Additionally, members can upgrade to Reading and Angelika Rewards Boost with a fee, unlocking even more perks like discounted movie tickets, bonus points, and food & beverage savings. In December 2025, we transitioned from Cinema Extras in our U.S. Consolidated Theatres to a new free to join Consolidated rewards program and paid subscription premium membership to support our broader strategy to deepen customer relationships and drive repeat visitation. We also have been continuing to phase in free to join Reading reward membership and paid subscription premium membership in our U.S. Reading Cinemas. Our existing Angelika free membership program in the U.S. is continuing to grow and currently has over 182,000 memberships as of the date of this report, up over 22% from December 2024.

Further competitive issues are discussed under Item 1A – Risk Factors.

Seasonality

Film release schedules are commonly aligned with major holiday periods. In prior years, this pattern has contributed to a natural smoothing of revenue, as holiday calendars in the United States generally do not coincide with those in Australia and New Zealand, other than during the Christmas and New Year season. From time to time, distributors have elected to postpone releases in Australia and New Zealand in order to capitalize on local holiday periods that do not exist in the U.S. market. Increasingly, however, this practice has declined as global digital distribution and online access have reduced the relevance of region-specific holiday timing and encouraged more synchronized worldwide release strategies.

REAL ESTATE

Overall

We engage in the real estate business through the ownership and rental or licensing to third parties of retail, commercial and live theatre assets. Up until the COVID-19 pandemic, we were actively acquiring land and developing our properties. However, in recent periods we have monetized most of our undeveloped land, and certain assets which, in our view, had reached a stage where any material increase in value would have required substantial capital investment and risk. As of December 31, 2025, we own the fee interests in both of our live theatres, and in 9 of our cinemas (as presented in the preceding table within the “Cinema Exhibition” section). A full list of our principal tangible assets is set forth above under the caption Principal Tangible Assets. We believe that our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our two ETCs.

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

All our leasehold interests are cinema operating properties. We use office space at the Village East cinema building for our corporate headquarters and have an office building in Melbourne which is used for office purposes (the ground floor of which is leased to a third-party tenant).

Our properties are described in greater detail below.

United States

Live Theatres – Minetta Lane and Orpheum

Included amongst our real estate holdings are two Off-Broadway style live theatres, operated through our Liberty Theatres subsidiary. We license theatre auditoriums to the producers of Off-Broadway theatrical productions and provide various box office and concessions services. Except in the case of our license at the Minetta Lane, the terms of our licenses are, naturally, principally dependent upon the commercial success of our licensees. While we attempt to choose productions that we anticipate will be successful, we have no control over the productions themselves. At this time, we own the following two single-stage theatres in Manhattan:

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

44 Union Square

At the end of 2019, just before the pandemic, we substantially completed the construction phase of our 44 Union Square redevelopment project, achieving approximately 73,000 square feet of net rentable area (calculated inclusive of anticipated BOMA adjustments) comprised of retail and office space. Leasing in the Pandemic and post-pandemic market has proven challenging, particularly given the abrupt increase in interest rates (over 500 basis points). We have, however, leased the first two floors and most of the cellar to Petco for a flagship, state-of-the-art pet-care facility.

44 Union Square/Tammany Hall, hailed as a dramatic pièce de résistance with its first in the city, over 800-piece, glass dome, brings the future to New York’s fabled past and in the last few years has been awarded the (i) The American Architecture Award for Restoration and Renovation, (ii) the ACEC NY Engineering Excellence Award, and (iii) the Building/Technology Systems Diamond Award. Please refer to Item 7 – Recent Developments.

Cinemas 1,2,3

We own 100% of the Cinemas 123, this property has historically been treated as an asset held for long-term development. However, considering a variety of factors, including recent market conditions in Manhattan for real estate assets (which we believe to have improved materially over the past couple of years), cost of capital and demands on our liquidity. Subsequent to balance sheet date, we have retained Nemark to market the property for sale.

Philadelphia Properties

We continue work to develop and realize the value of our real estate holdings in the City of Philadelphia. Our properties include the 0.7-mile-long Reading Viaduct – a raised railbed with bridges spanning the Callowhill and Poplar neighborhoods of Philadelphia and reaching Vine Street in the City’s Central Business District. The Reading Viaduct comprises over 6.0 acres of land, calculated inclusive of our contiguous properties and bridges arching over various public streets and sidewalks that connect our multiple parcels into one continuous land-holding, unimpaired by public thoroughfares.

Representatives of the City of Philadelphia and the City Center District have expressed interest in acquiring the Reading Viaduct for park purposes as an extension to the existing Rail Park. According to its website, the City Center District is “a private-sector organization dedicated to making Center City Philadelphia clean, safe, and attractive, is committed to maintaining Center City’s competitive edge as a regional employment center, a quality place to live, and a premier regional destination for dining, shopping, and cultural attractions.” For more information, go to www.CenterCityPhila.org.

In December 2023, the City adopted an ordinance enabling the condemnation of the Reading Viaduct, and the transfer of the property to the City Center District for use as a public park. Furthering these initiatives, since railroad property (such as the Reading Viaduct) is exempt from condemnation by state governments so long as such property is subject to the jurisdiction and oversight of the Federal Surface Transportation Board (the “STB”), the City has petitioned the STB for a determination that the Reading Viaduct is no longer railroad property subject to STB jurisdiction and oversight (the “STB Proceeding”). On September 24, 2025 the STB ruled in the City’s favor, which determination we have appealed.

We continue to believe that the Reading Viaduct offers a substantial long-term opportunity for our Company through a potential sale, lease or joint venture of part or all of the property. Our properties adjoining our Reading Viaduct include various free-standing legal parcels that could be monetized separately and/or apart from the main body of our Reading Viaduct.

Australia

We own and operate two ETCs in Australia. Our revenues from these sites consist of rental income and other ancillary charges from our various tenants.

Newmarket Village and Newmarket Office

Located on 219,228 square feet of land in suburban Brisbane, Newmarket Village is currently comprised of approximately 144,430 square feet of net rentable area, including a Coles Supermarket and 46 other third-party tenants. We added a state-of-the-art eight-screen Reading Cinemas with TITAN LUXE in December 2017. In 2025, we also executed 18 new and renewed leases.

The Belmont Common

Anchored by our 10-screen Reading Cinemas with TITAN XC and six F&B or third-party tenants, The Belmont Common is located in Perth, Australia, and is currently comprised of 103,204 square feet of land and 60,117 square feet of net rentable area.

On January 31, 2025, we sold all of our properties in Wellington, New Zealand (including the Courtenay Central building) to Prime Property Group (“Prime”) for a purchase price of $21.5 million (NZ$38.0 million). We understand that Prime intends to redevelop the property. Prime is currently in the space completing the seismic upgrade works of the existing Courtenay Central building. As a part of that transaction we have entered into an ATL for the cinema component of that upgraded Courtenay Central building.

On May 21, 2025, we sold our Cannon Park ETC in Townsville, Queensland, Australia, which consisted of our Cannon Park City Center and Cannon Park Discount Center properties, comprising approximately 9.4-acres, for a purchase price of $20.7 million (AU$32.0 million). We have retained a long-term lease of the cinema component of that property.

Our real estate holdings are described in further detail in Item 2 – Properties. Recent activities with respect to our real estate developments are described in Item 7 – Recent Developments.

Competition

A summary discussion of our view as to the competitive aspects of the markets where we own real estate properties is as follows:

United States

We have been informed that there has been an increase in demand for office space in the Union Square submarket of Manhattan through the last year. We believe that our remaining space should be attractive to those interested in the Union Square submarket in that our building is not generic in nature, thanks to its architectural and historical significance, boutique size and overall “brandability.” The first two floors and most of the cellar of our 44 Union Square property are fully leased to Petco. We continue to explore a variety of possible office and non-office types of uses for the remainder of the building.

Australia and New Zealand

Historically, both countries have relatively stable economies with varying degrees of economic growth that are mostly influenced by global trends. While we have substantially reduced our real estate holdings in Australia and New Zealand (having monetized our Wellington Property assets (New Zealand), Auburn (Australia) and Townsville (Australia)), our principal remaining property (Newmarket Village in Brisbane) has enjoyed consistent growth in rentals and values. This is in part a product of the fact that our tenancies have focused on entertainment services (cinemas, food and beverage) and essentials (such as groceries and pharmacies), which has to some extent insulated us from internet competition. We have lesser exposure to the office market in Australia, as we have only two office properties, an office building (21,582 square feet) at Newmarket Village (which is 98% leased) and an office building (8,428 square feet) in South Melbourne (which is 100% leased) the upper floor of which serves as our corporate headquarters in Australia.

BUSINESS MIX AND FOREIGN CURRENCY IMPACT

On December 31, 2025, the book value of our assets was $434.9 million, and our consolidated stockholders’ book equity was ($18.1) million. Calculated based on book value, $184.2 million, or 41% of our assets, relate to our cinema exhibition activities and $176.4 million, or 41%, of our assets, relate to our real estate activities.

For additional segment financial information, please see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 4 –Segment Reporting.

We have diversified our assets among three countries: the United States, Australia, and New Zealand. Based on book value, at December 31, 2025, we had approximately 56% of our assets in the United States, 38% in Australia and 6% in New Zealand

We have worked to maintain a balance between our cinema and real estate assets and our U.S. and our Australian and New Zealand assets. In order to support our liquidity while the global cinema industry stabilizes, in 2025, we have strategically monetized our real estate assets in Wellington, New Zealand for NZ$38.0 million, and our Cannon Park properties in Townsville, Queensland, Australia for AU$32.0 million.

At December 31, 2025, we had cash and cash equivalents of $10.5 million, which are treated as corporate assets. We had total worldwide non-current assets of $413.2 million, distributed as follows: $234.3 million in the United States, $155.9 million (AU$233.7 million) in Australia and $23.0 million (NZ$39.9 million) in New Zealand. We had no unrestricted unused capacity of available corporate credit facilities on December 31, 2025.

For 2025, our gross revenues in the United States, Australia, and New Zealand were $106.4 million (52%), $85.1 million (42%), and $11.6 million (6%), respectively, compared to $106.2 million (50%), $90.5 million (43%), and $13.9 million (7%) for 2024. Our total gross revenues decreased slightly in 2025 primarily because of an overall weaker film slate in 2025 compared to 2024 and the closing of loss-making theaters.

As shown in the chart set forth in the International Business Risks section, exchange rates for the currencies of these jurisdictions have varied, sometimes materially. These ratios, naturally, have an impact on our revenues and asset values, which are reported in USD. The U.S. dollar has been appreciating compared to the Australian and New Zealand dollar, which has the effect of reducing the value of our Australia and New Zealand earnings and cash flow from a U.S. point of view. Notwithstanding these fluctuations, we continue to believe that, over the long term, operating in Australia and New Zealand is a prudent diversification of risk. Over the years, U.S. News and World Report has consistently ranked Australia and New Zealand among the top countries in the world for quality of life. In our view, the economies of Australia and New Zealand are stable economies, and their lifestyles support our entertainment/lifestyle focus. In the first two months of 2026, the Australia and New Zealand dollars increased in value against the US Dollar by approximately 7% and 4% respectively.

HUMAN CAPITAL RESOURCES

Our Company is committed to diversity and does not discriminate on the basis of sex, race, gender, ethnicity, religious beliefs or practices or any other protected characteristics. We strive to recruit and retain a diverse group of employees.

Our cinemas typically employ persons from the communities that they serve and accordingly, we believe that they reasonably reflect the diversification of such communities. Many of our jobs are entry level positions and offer comparatively flexible hours attractive to students and others seeking part-time employment. We believe that we provide a starting point for younger people entering the job market for the first time, as well as an opportunity for individuals with other life commitments and interests and who are not seeking full-time employment. Finding and retaining cinema staff has been a challenge in the post-COVID period.

As of December 31, 2025, we had approximately (i) 89 executive/administrative and 8 real estate employees who were primarily full-time and (ii) 20 live theatre and 1,908 cinema employees worldwide who were predominantly part-time/casual employees. A small number of our cinema employees in New Zealand are union members. None of our Australian-based employees or other employees are subject to union contracts. We have a collective bargaining agreement in AU (referred to as an Enterprise Agreement) that covers all cinema wage earners. Overall, we are of the view that the existence of these collective bargaining agreements does not materially increase our costs of labor or our ability to compete.

We offer our employees what we believe to be a competitive benefits package. In the U.S., we offer a 401(k)-retirement savings plan (our “401(k) Plan”) that allows eligible U.S. employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre- and post-tax basis through contributions to the plan. We match contributions made by participants in our 401(k) Plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contributions are made. Currently, matching has been deferred as allowed by our 401(k)-plan due to COVID-19. For our employees in Australia and New Zealand, we offer superannuation plans in line with the requirements as they pertain to each country. We believe that providing a vehicle for retirement savings through our 401(k) Plan or superannuation plan, and making fully vested matching contributions in the U.S., in accordance with our compensation policies, adds to the overall desirability of our employee compensation package and further incentivizes our employees.

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

United States

We provide recycling bins and eco-friendly popcorn bags and to go containers at all our theaters. And, while our capex and maintenance budgets have been limited during the post-pandemic periods, we have continued our energy enhancements programs, including the installation of (i) LED fixtures/bulbs to lower KWH usage and reduce our energy consumption across all the existing theatres (ii) budgeting and planning to continue modernizing our energy management systems, to efficiently control the current HVAC systems, and (iii) selective replacement HVAC package units, as warranted to improve our carbon footprint.

Australia and New Zealand

In our theaters in Australia and New Zealand, we have fully transitioned to (i) using commercially compostable bamboo takeaway cutlery nationally, (ii) using commercially compostable paper straws, and (iii) using commercially compostable soft drink cold cups, coffee cups, popcorn boxes, takeaway pizza boxes and takeaway clamshell hot food boxes. Our initiative to have our compostable range meet the Australia household compostable standard (AS 5810) has been granted by the Australasian Bioplastics Association. Additional environmental initiatives include (i) the ongoing transition of all lighting from halogen to LED, (ii) a paperless objective, creating editable forms stored securely in the cloud, and (iii) the purchase of laser projectors with significant operational energy savings and the removal of xenon bulb purchasing and disposal needs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this annual report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our expectations regarding renovations and addition of cinemas; our beliefs regarding the certain external factors on the cinema business; our expected operating results, ; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding people returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our expectations regarding our ability to enter into an extension agreement with Audible on terms acceptable to us; our expectations regarding the impact of streaming and mobile video services on the cinema exhibition industry; our expectations regarding the timing of the completions our renovation projects; our expectations regarding our ability to monetize our assets on terms acceptable to us; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; and our expectations of our liquidity and capital requirements and the allocation of funds.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•with respect to our cinema and live theatre operations:

•reduced consumer demand due to inflationary and other negative economic pressures;

•the adverse continuing impact of external past events such as the pandemic and Hollywood strikes, on our cinema operations, liquidity, cash flows, financial condition, and access to credit markets;

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

•increased absenteeism and use by employees of liberalized and expanded personal leave laws, and concomitant overtime costs.

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

•the lack of availability of films in the short- or long-term as a result of (i) major film distributors releasing scheduled films on alternative channels, (ii) disruptions of film production, or (iii) rescheduling of movie releases into later periods, as most currently experienced due to the implications of the Hollywood strikes;

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

•the ability to fund necessary refurbishments, remodels and upgrades;

•the impact of new laws related to internet privacy and/or marketing, and of private litigation to obtain interpretation and/or enforcement of the same;

•labor shortages and increased labor costs related to such shortages and to increasing costly labor laws and regulations applicable to part time non-exempt workers; and

•with respect to our real estate development and operation activities:

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

•with respect to our operations generally as an international company involved in both the development and operation of cinemas and the development and operation of real estate and previously engaged for many years in the railroad business in the United States:

•our ability to renew, extend, renegotiate or replace our loans that mature in 2026 and beyond, and the impact of increasing interest rates;

•our ability to grow our Company and provide value to our stockholders;

•our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital, and our ability to borrow funds to help cover the cessation of cash flows that we experienced during or as a result of the COVID-19 pandemic;

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

•changes in applicable accounting policies and practices; and

•political, economic and geopolitical conditions, including the current war conditions in the Middle East, Ukraine and other areas, which may result in disruptions to supply chains, increased energy costs and the postponement of anticipated rate reductions..

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

Forward-looking statements made by us in this annual report are based only on information currently available to us and are current only as of the date of this 2025 Annual Report. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Cinema Exhibition and Live Theatre Business Risk Factors

We are dependent upon third parties to supply the entertainment product we need for our cinemas and live theatres to attract customers. We do not produce the films we show at our cinemas and, generally speaking, we do not produce the plays that are performed at our live theatres. Film distributors have no obligation to supply us with film and producers have no obligation to make use of our live theatres. Any disruption in the production of these films (including by reason of a strike) could hurt our business and results of operations. The Hollywood strikes in 2023 halted production of films for several months and, delayed or otherwise affected the supply of certain films. The disruption in film production may also cause delays for currently scheduled film release dates. It is difficult to anticipate the scope and timing of such delays or the full extent of the adverse impact of the strikes, and potential future strikes on our business and results of operations in future reporting periods.

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

We operate in a highly competitive environment with many competitors who are significantly larger and may have significantly better access to films and to funds than we do. We are a comparatively small cinema operator and face competition from much larger exhibitors who are able to offer distributors more screens in more markets – including markets where they may be the exclusive exhibitor – than can we. This may adversely impact our access to content, which may adversely affect our revenue and profitability. These larger competitors may also enjoy (i) greater cash flow, which can be used to develop additional cinemas, including cinemas that may be competitive with our existing cinemas, (ii) better access to equity capital and debt, (iii) better visibility to landlords and real estate developers, (iv) for the sake of building volume, to operate cinemas with margins below our threshold for cinema acquisitions and/or development, and (v) better economies of scale. Access to reasonably priced funding is increasingly important as cinema operators need to upgrade their presentation and food and beverage in order to compete with in-home entertainment options.

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

We face competition from competitors offering food and beverage and luxury seating as an integral part of their cinema offerings. The number of our competitors offering expanded food and beverage menus (including the sale of alcoholic beverages) and luxury seating, has continued to grow in recent periods. In addition, more competitors are converting existing cinemas to provide such expanded menu offerings and in-theater dining options. The existence of such cinemas may alter traditional cinema selection practices of moviegoers, as they seek out cinemas with such expanded offerings as a preferred alternative to traditional cinemas. In order to compete with these new cinemas, the Company has been required to materially increase its capital expenditures to add such features to many of our cinemas and to take on additional and more highly trained (and, consequently, compensated) staff. Also, the conversion to luxury seating typically requires a material reduction in the number of seats that an auditorium can accommodate which may translate into fewer movie tickets being sold and the shutdown (or limitation of activities) during the time required to complete such modifications.

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

We are subject to a variety of litigation risks. The legal landscape in which we do business is subject to rapid change due to legislative enactments at the federal, state and local levels. Often these requirements are not stated in a uniform manner, and may vary, in intent or as the result of judicial determination, from jurisdiction to jurisdiction. Many have material periodic penalties for non-compliance and allow (or have been interpreted to allow) private litigants to challenge whether such laws have been violated. As a consequence, we find that our vulnerability to forced settlements, litigation exposure and cost of liability insurance generally are substantially higher in the United States (and in particular in states such as California) than in Australia and New Zealand. The defense of such suits, even if successful, can be very costly due to, among other things, the cost of electronic discovery.

Real Estate Development and Ownership Business Risks

Specific Risks Related to Our Real Estate Business.

Our real estate business suffered effects from the coronavirus outbreak from which it has not fully recovered. The COVID-19 pandemic resulted in the closure or reduced capacity of certain of our retail tenants. All of our ETCs are anchored by our cinemas, which suffered temporary closures and/or reductions in seating capacities during the COVID-19 Pandemic, thereby reducing foot traffic to our ETCs. During the COVID-19 pandemic period, we were compelled to provide certain tenants with rent abatements or deferrals.

Competition from the Digital Economy may adversely impact our ability to lease and obtain reasonable rents for our properties. An increasing amount of shopping is being done online, a trend that was supported by the stay-at-home admonitions and restrictions associated with our previous battle against the COVID virus. This has adversely impacted retail tenants (particularly those dealing in consumer goods), which may impact our ability to attract such retailers and to obtain rents at historic levels. This is a particular risk to us, given our high percentage of retail tenants. Also, initially motivated by the need to work from home during the COVID-19 pandemic, employers are rethinking the scope and extent of the need for their office space. Some markets may have become overbuilt, which may complicate our ability to lease our properties, to obtain reasonable rents, and to finance future development.

Many of our Properties are located in areas prone to natural disasters. Many of our properties are located in areas subject to a risk of fires such as California and Australia; of hurricanes, tropical storms and/or flooding, such as Australia, California, Hawaii and New York, New Jersey; or earthquakes in New Zealand, Hawaii and California. The availability of insurance for natural disasters (particularly in the event of an earthquake) may be limited.

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

Risk of Reliance on Appraisals. In our business planning and forecasts, we rely on independent third-party appraisals as to the value of our real estate holdings. Such appraisals are inherently subjective, and a reasonable appraiser can reach significantly different views as to fair market value of a given parcel of real property. Valuations of historic railroad properties can be impacted by uncertainties as to title and property line boundaries. Accordingly, no assurances can be given that the fair market value assigned to a parcel of real property can be achieved in the open market. Further, USPAP methodology is inherently backwards looking and, as a result, can overstate value in times of declining real estate values and understate value in raising markets.

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

•The construction of the project on time and on budget. Construction risks include the availability and cost of financing; the availability and costs of material and labor; the costs of dealing with unknown site conditions (including addressing pollution or environmental wastes deposited upon the property by prior owners); inclement weather conditions; and the ever-present potential for labor-related disruptions or disputes.

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

• Development of real properties may uncover environmental issues. Long held real property assets may contain environmental contamination that is unknown until development efforts commence. See “We may be subject to liability under environmental laws and regulations,” below.

The ownership of properties involves risk. The ownership of properties involves risks, such as: (i) ongoing leasing and re-leasing risks, (ii) ongoing financing and re-financing risks, (iii) market risks as to the multiples offered by buyers of investment properties, (iv) risks related to the ongoing compliance with changing governmental regulation (including, without limitation, laws and regulations related to access, energy conservation and environmental matters), (v) relative illiquidity compared to some other types of assets, and (vi) susceptibility of assets to uninsurable risks, such as biological, chemical or nuclear terrorism, or risks that are subject to caps tied to the concentration of such assets in certain geographic areas, such as earthquakes. Furthermore, as our properties are typically developed around entertainment use, the attractiveness of these properties to tenants, sources of finance and real estate investors will be influenced by market perceptions of the benefits and detriments of such entertainment-type properties.

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

Changes in interest rates may increase our interest expense. Because most of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. Approximately $114.1 million of our debt will mature over the next twenty-four months and will require refinancing. Based on our debt outstanding as of December 31, 2025, if interest rates were to increase by 1%, the corresponding increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.6 million per year. Potential future increases in interest rates may therefore negatively affect our financial condition and results of operations and reduce our access to the debt or equity capital markets.

International Business Risks. Our Company transacts business in Australia and New Zealand and is subject to risks associated with changing foreign currency exchange rates. During year 2025, the Australian dollar and New Zealand dollar weakened against the U.S. dollar by 2.2% and 3.8%, respectively, compared to the prior year. Our international operations are subject to a variety of risks, including the following:

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

In recent periods, our debt levels in Australia are higher than they would have been if funds had not been repatriated. On a company wide basis, this means that a reduction in the relative strength of the U.S. dollar versus the Australian Dollar and/or the New Zealand dollar would effectively raise the overall cost of our borrowing and capital and make it more expensive to return funds from the United States to Australia and New Zealand. As the impacts of COVID on our business operations in Australia and New Zealand have been less severe than on our operations in the U.S., plus the impact of Hollywood strikes on US operations, we have been looking to our operations in Australia and New Zealand to fund our overall corporate general and administrative expense (most of which is resident in the U.S.). While the Australian and New Zealand Dollars have strengthened against the U.S. dollar in recent months, the strength of the U.S. dollar over the past three years has diminished the value to our Company of our Australia and New Zealand cash flow.

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

In 2025, global growth weakened, trade tensions heightened, and several emerging markets experienced significant downturns as macroeconomic and geopolitical developments weighed on market sentiments. Governmental policies of developed economies, such as the U.S., have a substantial effect on emerging markets, and the consequences of a trade war between two developed countries, like that of the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. Additionally, North Korea’s nuclear weapons capabilities, Chinese activities relative to the South China Sea, Taiwan, and Hong Kong, and the Russian invasion of Ukraine continue to be an ongoing security concern. Worsening relations between the U.S. and North Korea, Russia and China, as well as the recent conflicts in the Middle East continue to create a global security issue that may adversely affect international business and economic conditions. While it is difficult for us to predict the effect of such trade wars and heightened geopolitical and economic instability on our business, they could lead to currency devaluation, economic and political turmoil, market volatility, and a loss of consumer confidence in the broader U.S. economy.

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

Operating, Financial Structure and Borrowing Risk

Typically, we have negative working capital. As we invest our cash in the development of our existing properties, we have negative working capital. This negative working capital is typical in the cinema exhibition industry because our short-term liabilities are in part financing our long-term assets instead of long-term liabilities financing short-term assets, as is the case in other industries such as manufacturing and distribution. Our short-term liabilities also include significant obligations related to our cinema leases. See Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 3 - Summary of Significant Accounting Policies – Operating Leases.

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

We have substantial lease liabilities. Most of our cinemas operate in leased facilities. These leases typically have “cost of living” or other rent adjustment features and require that we operate the properties as cinemas. The COVID-19 pandemic, increased competition from the internet, streaming and cable-based entertainment, and changes in film distribution have adversely affected the ability of our cinema operating subsidiaries to meet these rental obligations. Even if our cinema exhibition business returns to pre-Pandemic levels and thereafter remains relatively constant, cinema level cash flow will likely be adversely affected unless we can increase our revenue sufficiently to offset increases in our rental liabilities.

If our company suffers cybersecurity attacks, data security challenges or privacy incidents that result in security breaches, we could suffer a loss of sales, additional liability, reputational harm or other adverse consequences. The effective operation of our international businesses depends on our network infrastructure, computer systems, physical, virtual and/or cloud based, and software. Our information technology systems collect and process information provided by customers, employees and vendors.  In addition, third-party vendors’ systems process ticketing for our theaters.  These various information technology systems and the data stored within them are subject to penetration by cyber attackers.  We utilize industry accepted security protocols to securely maintain and protect proprietary and confidential information. However, despite our best efforts, our information systems may fail to operate for a variety of technological or human reasons.  An interruption or failure of our information technology systems and of those maintained by our third-party providers could adversely affect our business, liquidity or results of operations and result in increases in reputational risk, litigation or penalties.  Furthermore, any such occurrence, if significant could require us to expend resources to remediate and upgrade information technology systems.  Since 2015, we have annually procured cybersecurity insurance to protect against cybersecurity risks; however, we cannot provide any assurance regarding the adequacy of such insurance coverage or the ability to obtain such coverage in the future.

Our stock is thinly traded. Our stock is thinly traded, with an average daily volume in 2025 of only approximately 30,231 shares of Class A Stock. Our Class B Stock is very thinly traded with even less volume. This can result in significant volatility, as demand of buyers and sellers can easily get out of balance.

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

For as long as Margaret Cotter continues to have voting power over more than 2/3rds of the Class B Stock, Margaret will have the power to sell the control of our Company to a purchaser or purchasers of her choosing without any approval of our Company’s Board or any other stockholder. To the extent that Margaret Cotter controls more than two-thirds of our outstanding Class B Stock, she will have the power under Nevada law at any time, with or without cause, to remove any one or more Directors (up to and including the entire Board of Directors) by written consent taken without a meeting of the stockholders.

Under legislation signed into law in 2025, controlling stockholders of Nevada corporations owe only a limited duty to refrain from using undue influence to induce a director breach of fiduciary duties for personal gain. No assurances can be given that Margaret Cotter, alone or in conjunction with Ellen Cotter, will not take action that, while beneficial to her and members of her family (including Ellen Cotter) and legally enforceable, would not necessarily be in the best interests of our Company and/or our stockholders generally. Margaret Cotter holds her beneficial ownership of 409,552 shares of our Class B Stock ultimately as the trustee of the DMC Trust, under which she owes fiduciary duties to her children which may conflict with her obligations as a controlling stockholder of our Company.

Reference is made to the Cotter Schedule 13D for more detailed information of the scope and extent of the holdings of Margaret Cotter and Ellen Cotter. Our Class A Stock is non-voting and accordingly our Class B Stock represents all of the voting power of our Company.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C – Cybersecurity

RISK MANAGEMENT AND STRATEGY

We have implemented a cybersecurity program to address cybersecurity threats based on our determination of the risk level. Our program includes policies and procedures that dictate the method in which we develop, deploy, and maintain security measures and controls. We use a cybersecurity framework to select security controls to protect against identified risks. When designing the controls, we consider the severity of risk and its impact on the Company, including the cost of the control and the impact it may have on the Company operations. We use various combinations of controls and tools to mitigate the risk to the Company such as firewalls and intrusion devices, endpoint threat detection systems, multi-factor authentication systems, endpoint threat detection systems as well patch management to prevent exploitable vulnerabilities.

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

GOVERNANCE.

Board Member Guy W. Adams serves as our Lead Technology and Cyber Risk Director. In December 2017, Mr. Adams was recognized as a Governance Fellow for the National Association of Corporate Directors, The Gold Standard Director Credential®. In 2018, Director Adams completed the Cyber-Risk Oversight course presented by the National Association of Corporate Directors. At the present time, we have a 10-member Information Technology group, overseen by an Executive Vice President, which is responsible for ongoing testing and threat assessment and reports to the Board at every regularly scheduled Board Meeting.

Item 2 – Properties

OPERATING PROPERTY

As of December 31, 2025, we own fee interests across our two operating segments in approximately 429,000 square feet of income-producing properties (including certain properties principally occupied by our cinemas) as follows:

Property	Square Feet of Improvements (rental/ entertainment/office)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)	Reporting Segment	Address
United States
1. Cinemas 1,2,3	0 / 24,000	n/a	$24,085	Cinema Exhibition	1003 Third Avenue, Manhattan, NY
2. Minetta Lane Theatre	0 / 9,000	n/a	2,184	Real Estate	18 Minetta Lane, Manhattan, NY
3. Orpheum Theatre	0 / 5,000	n/a	1,242	Real Estate	126 2nd Avenue, Manhattan, NY
4. 44 Union Square	73,000 / 0	37%	93,214	Real Estate	44 Union Square E, New York, NY 10003
Australia
1. Newmarket Village	102,000 / 42,000	98%	35,741	Cinema Exhibition /	400 Newmarket Road, Newmarket, QLD
	plus 576 parking spaces			Real Estate
2. Newmarket Office	21,000 / 1,000	100%	4,899	Real Estate	16-20 Edmondstone Street, Newmarket, QLD
4. Belmont	15,000 / 45,000	100%	4,254	Cinema Exhibition	Knutsford Avenue and Fulham Street, Belmont, WA
5. York Street Office	3,000 / 5,000	100%	1,327	Real Estate	98 York Street, South Melbourne, VIC
6. Bundaberg Cinema	0 / 14,000	n/a	929	Cinema Exhibition	1 Johanna Boulevard, Bundaberg, QLD
New Zealand
1. Dunedin Cinema	0 / 25,000	n/a	4,246	Cinema Exhibition	33 The Octagon, Dunedin
2. Napier Cinema	8,000 / 18,000	100%	1,277	Cinema Exhibition	154 Station Street, Napier
3. Rotorua Cinema	0 / 19,000	n/a	1,254	Cinema Exhibition	1281 Eruera Street, Rotorua
TOTAL(4)			$174,652

(1)Rental square footage refers to the amount of potential area available to be rented to third parties. A number of our real estate holdings include entertainment and office components rented to one or more of our subsidiaries at fair market rent. The rental area to such subsidiaries is noted under the entertainment square footage.

(2)Represents the percentage of available rental square footage currently leased or licensed to third parties.

(3)Refers to the net carrying value of the land and buildings of the property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2025 (net of any impairments recorded).

(4)This schedule does not include (i) our leasehold assets on cinemas under leased-facility model, (ii) those portions of the owned assets that are not income-producing or purely used for administrative purposes, and (iii) our assets on our legacy business principally in Pennsylvania.

ENTERTAINMENT PROPERTIES

As of December 31, 2025, we leased approximately 2,085,000 square feet of completed cinema space in the United States, Australia, and New Zealand as follows:

	Aggregate Square Footage	Approximate Range of Remaining Lease Terms (including renewals)
United States	780,000	2026 – 2052
Australia	1,022,000	2026 – 2066
New Zealand	283,000	2026 – 2051

In certain cases, we have long-term leases that we view more akin to real estate investments than cinema leases. As of 2025, we had approximately 90,000 square feet of space subject to such long-term leases, which are reported as part of our Cinema Exhibition segment, detailed as follows:

Property	Square Feet of Improvements (rental/ entertainment)(1)	Percentage Leased(2)	Net Book Value(3) (US Dollars in thousands)
In United States
Manville	0 / 46,000	n/a	7,312
In Australia
Waurn Ponds	6,000 / 38,000	100%	8,892
TOTAL			$16,204

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

(3)Refers to the net carrying value of the leasehold property presented as “Operating Property” in our Consolidated Balance Sheet as of December 31, 2025 (net of any impairments recorded).

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

As of March 30, 2026, the approximate number of common stockholders of record was 305 for Class A Stock and 44 for Class B Stock.

We have never declared a cash dividend on either class of our common stock, and we have no current plans to declare a dividend.

Performance Graph

The following line graph compares the cumulative total stockholder return on RDI’s Class A Stock for the five-year period ended December 31, 2025, against the cumulative total return as calculated by the Nasdaq composite, a peer group of public companies engaged in the motion picture theater operator industry and a peer group of public companies engaged in the real estate operator industry. Measurement points are the last trading day for each of the five-years ended December 31, 2025. The graph assumes that $100 was invested on December 31, 2020, in our Class A Stock, the Nasdaq composite and the noted peer groups, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Reading underperformed in 2025 compared to the market due to the aftermath of COVID-19 pandemic and Hollywood strikes, delayed releases of movies, weaker movie slate and/or movies going straight to streaming or PVOD, and a weakening foreign currency exchange rate.

RECENT SALES OF UNREGISTERED SECURITIES

None

REPURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None

Item 6 – [RESERVED]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This MD&A should be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included as a preface in Part I, Item 1A – Risk Factors of this 2025 Form 10-K.

OUR BUSINESS

Where have we been, and where we are going.

We have discussed in some detail under the heading “Business Description” in Part I of this Report our views as to the historic impact of the COVID-19 pandemic, the 2023 Hollywood strikes, spiking and then sustained increases in interest rates and certain labor laws on our business and, while not repeating that disclosure here, we incorporate that more detailed discussion by reference to provide context and background. Our discussion below is intended to be more summary in nature.

Rising Interest Rates and Operating Costs

Between March 2022 and July 2023, the Federal Reserve raised the Federal Funds interest rates from 0.25% to 5.5%, the fastest hike in U.S. modern history. This significantly increased our interest expenses, further straining our liquidity. Although subsequent rate cuts from late 2024 through end of 2025 provided some relief, the higher interest rates continue to impact our business. Our average cost of borrowing has increased from 4.0% in 2019 to 7.8% in 2025.

Legislative changes following the pandemic have contributed to higher labor related costs, including wages, leave requirements, and compliance obligations, while increases in the cost of goods, utilities, and insurance have added further expense pressure. In response, we continue to emphasize operating efficiency and make measured adjustments to ticket and food and beverage pricing intended to manage costs without materially affecting customer demand. In addition, an increasingly active litigation environment in the United States, including class action claims related to internet privacy and business practice regulations, has created additional pressure on earnings and cash flow, with certain claims asserting interpretations of these laws that we believe extend beyond their original legislative intent.

Strategic Measures and Financial Adjustments

To mitigate financial pressures and enhance liquidity, we have undertaken several initiatives:

1.Asset Monetization: Between 2021 and 2025, we sold nine real estate assets, generating $197.5 million in net proceeds. These proceeds helped pay down $99.9 million in debt, and fund $32.4 million capital improvements, while also helping us sustain our operations.

2.Cinema Closures and Lease Adjustments: We have closed underperforming cinemas, where possible, including one in the U.S. in 2022, four in 2023 (three in the U.S. and one in New Zealand), one in the U.S. in 2024 and two in 2025 (one in the U.S. and one in New Zealand). Additionally, we have renegotiated leases to reduce occupancy costs, received deferrals or abatements, or shift to percentage-based rent agreements.

3.Administrative Cost-Saving Measures: We streamlined operations by selling our administrative office in Culver City, California, freeing up $1.3 million in cash and saving an estimated $2 million in operating costs for year 2025. We have reduced our non-segment administrative expense from $15.5 million in 2024 to $14.4 million in 2025.

4.Food & Beverage Innovations: In 2024, our global cinema divisions achieved record-high F&B sales per capita. In 2025, beer and wine are available in all U.S. locations, with liquor licenses secured at most locations in Australia and New Zealand. The introduction of mobile ticketing and F&B apps has assisted in generating additional revenue while reducing staffing needs.

5.Deferrals of Capital Improvements: We have generally constrained capital investment in the refurbishment of our cinemas and have only built out 5 cinemas over the past 5 years. This has, however, likely adversely impacted revenues at some of our cinemas to the extent that they are in competition with more recently updated or renovated offerings.

6.Ongoing Liquidity Management: We continue to evaluate our assets for any future monetization that may be needed, focusing on non-core real estate assets that would not, without material capital commitments, in our view offer long-term growth opportunities for our stockholders, and we will continue to close underperforming cinemas at the end of their lease terms or by negotiation. While the exact proceeds from future asset dispositions and the extent that they will ultimately be needed are uncertain, we remain confident in our ability to meet liquidity needs for 2026 and 2027.

Real Estate Operations

Since the beginning of the pandemic, we have monetized many of our Australia and New Zealand real estate assets using the net proceeds principally to paydown debt and to support our operations and materially reduced our real estate activities. As of the end of 2025, we had two ETCs (Newmarket Village and The Belmont Common) and two office buildings in Australia. These properties are, in essence, fully leased. While one of our properties in New Zealand has a third-party tenant occupying a portion of the property (the remainder being occupied by a Reading Cinema), the remaining two properties have Reading Cinemas as their sole tenants. With regard to the United States, the first floor, second floor and cellar of our architectural award winning 44 Union Square redevelopment project in New York City, are leased on a long term basis to Petco Health and Wellness Company (“Petco”). We believe that the commercial leasing market in the Midtown South sub-market has improved, and we have retained Newmark Retail LLC, as our exclusive leasing broker for that property. Our other improved NYC fee properties are tenanted by us.

Historically we have held our Cinemas 1,2,3 property for long term redevelopment. However, in light of market conditions and our need to pay down debt and enhance our liquidity, in Q1 2026, we have retained Newmark & Company Real Estate, Inc. to monetize that property. In the fourth quarter of 2025, we acquired as a part of a larger transaction the 25% interest in that property that we did not previously own. We have also listed for sale our Newbury Yard rail yard property in Williamsport, Pennsylvania. We are not currently involved in any real estate development activity other than the lease up of those portions of our 44 Union Square property not leased by Petco and our work with respect to the Reading Viaduct and associated properties.

In those cases where we have sold real estate in Australia and New Zealand that is improved (in whole or in part) with a cinema, we have retained a lease of that cinema, the terms of which have varied from site to site. Those cinemas all continue to operate profitably.

Looking Ahead

We anticipate continued improvements in cinema operations as audience levels continue to rebound. Looking ahead, anticipated releases such as The Super Mario Galaxy Movie, Michael, The Devil Wears Prada 2, Toy Story 5, Supergirl, Minions 3, Moana, The Odyssey, Spider Man: Brand New Day, The Cat in the Hat, Avengers: Doomsday, and Dune: Part Three, which are expected to contribute to overall increased theatrical activity.

At the same time, we remain focused on adjusting our operating approach in response to changing market conditions. This includes disciplined capital allocation, ongoing cost management efforts, and initiatives designed to strengthen audience engagement. Together, these actions are intended to support our Company’s ability to operate effectively within an evolving entertainment landscape over the longer term.

Additional details regarding expectations and initiatives for 2026 and subsequent periods are provided below.

RECENT DEVELOPMENTS

Recent developments in our two business segments are discussed below. For an overview of our two business segments, including a breakdown of assets that we own and/or manage, please see Part I, Item 1 – Our Business of this 2025 Form 10-K.

Cinema Exhibition

Key Performance Indicators

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema segment is food and beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total F&B Revenues on a post-tax basis divided by our attendance during a specific period.

One of our strategic priorities has been to continue upgrading the food and beverage menu at several of our global cinemas. As of December 31, 2025, we have a total of 37 theater locations with upgraded food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy).

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

	Three Months Ended			Twelve Months Ended
	December 31,			December 31,
Food & Beverage Spend Per Patron (in functional currency)	2025	2024	% Change Fav/(Unfav)	2025	2024	% Change Fav/(Unfav)

United States	$8.46	$8.28	2.2%	$8.64	$8.12	6.4%
Australia	$8.43	$8.28	1.8%	$8.15	$7.88	3.4%
New Zealand	$7.03	$6.98	0.7%	$6.94	$6.72	3.3%

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

	Three Months Ended			Twelve Months Ended
	December 31,			December 31,
Average Ticket Price (in functional currency)	2025	2024	% Change Fav/(Unfav)	2025	2024	% Change Fav/(Unfav)

United States	$14.03	$13.74	2.1%	$13.52	$13.48	0.3%
Australia	$16.02	$15.27	4.9%	$15.86	$13.74	15.4%
New Zealand	$14.72	$13.20	11.5%	$14.22	$11.78	20.7%

The key performance indicators used by management in our real estate segment with respect to our properties held for rent (other than our Live Theatres) are net operating income, occupancy factor (the percentage of the net rentable area of our properties that is leased) and average lease duration. Set forth in the table below is a comparison of these indicators for the fourth quarter and twelve months ended December 31, 2025 compared to the corresponding periods in 2024.

Real Estate Key Performance Indicators

		Three Months Ended				Twelve Months Ended
		December 31,				December 31,
Real Estate (in functional currency)'000		2025	2024	% Change Fav/(Unfav)		2025	2024	% Change Fav/(Unfav)

United States	Net Operating Income	$(200)	$(185)	(7.9)%		$(955)	$(1,285)	25.7%

Australia	Net Operating Income	$900	$738	22.0%		$3,054	$3,138	(2.7)%
	Occupancy Factor	98.3%	95.8%	2.5	%age points	98.3%	95.8%	2.5	%age points
	Average Lease Duration	3.40 Years	4.18Years	(0.78) years		3.40 Years	4.18Years	(0.78) years

New Zealand	Net Operating Income	$(307)	$(797)	61.5%		$(1,142)	$(2,730)	58.2%
	Occupancy Factor	100%	100%	-	%age points	100%	100%	-	%age points
	Average Lease Duration	0.08 Years	0.87 Years	(0.79) years		0.08 Years	0.87 Years	(0.79) years

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

Cinema Additions

The additions to our cinema portfolio during 2023-2025 were as follows:

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

In addition, in the fourth quarter of 2025, we wound up our long term relationship with Sutton Hill Associates pursuant to a transaction whereby we purchased the 25% non-controlling minority interest in our Cinemas 1,2,3, property that we did not already own and the ground-lessee’s interest in the land and improvements constituting our Village East property, in consideration of our assumption of certain long term (10 years) fixed rate (4.75% per annum) debt owed by Sutton Hill Associates to a third party. That debt has been fair valued by our independent valuation consultant at $7.7 million. This transaction is sometimes referred to in this Report as the “SHA Windup Transaction.”

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

On February 9, 2025, we closed one under-performing cinema located in Queenstown, New Zealand upon expiration of that lease.

On April 15, 2025, we closed our underperforming cinema located in San Diego, California, upon termination of that lease.

Upgrades to our Film Exhibition Technology and Theater Amenities

Prior to COVID-19, we invested in both (i) the upgrading of our existing cinemas and (ii) the development of new cinemas to provide our customers with premium offerings, including state-of-the-art presentation (including sound, lounges, and bar service) and luxury recliner seating. As of December 31, 2025, all of the upgrades to our theater circuits’ film exhibition technology and amenities over the years are as summarized in the following table:

	Location Count	Screen Count
Screen Format
Digital (all cinemas in our theater circuit)	58	469
IMAX	1	1
TITAN XC and LUXE	27	33
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	18	47
Spotlight (U.S.)(3)	1	6
Upgraded Food & Beverage menu (U.S.)(4)	15	n/a
Premium Seating (features recliner seating)	35	205
Liquor Licenses in Use(5)	49	n/a

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

(5)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of December 31, 2025, 76% of our AU/NZ cinemas are licensed to sell alcohol, no liquor licenses pending in Australia and two liquor licenses pending in New Zealand. All U.S. Cinemas are licensed to sell beer and wine and all, but three, can sell spirits/liquor.

Global Real Estate Developments

•44 Union Square Redevelopment (New York, N.Y.) – We have made significant progress in the development of our 44 Union Square property in Manhattan. On January 27, 2022, we entered a long-term lease with Petco for the cellar, ground, and second floors of the building, who is on a full rent cash paying basis. We continue our efforts to find a tenant for the remaining four floors of the building.

•Minetta Lane Theatre (New York, N.Y.) – Audible holds its license agreement with us through March 15, 2027 having exercised its a one-year renewal option. Under the agreement, Audible presents plays featuring a limited cast of one or two characters and special live performance engagements on the Audible streaming service. During 2025, we saw a great deal of shows including “The Energy Curfew Music Hour with Chris Thile & Punch Brother”, “Sexual Misconduct of the Middle Classes”, “Creditors”, “Pansy Craze”, “Patton Oswalt: Black Coffee and Ice Water”, “Devon Franklin: Be True”, and “Mexodus”. The wide range of productions exemplify the diversity of programming and ongoing demand for live, high quality theatrical content.

•Orpheum Theatre (New York, N.Y.) STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, 2025 saw plays such as “The Jonathan Larson Project” and “Ginger Twinsies”.

•Cinemas 1,2,3 Redevelopment (New York, N.Y.) – Currently operated as the Cinemas 123, we have historically treated this property as an asset held for long term development. However, in light of a variety of factors, such as market conditions in Manhattan for real estate assets, cost of capital and demands on our liquidity, subsequent to balance sheet date, we have retained Newmark & Company Real Estate, Inc. to sell that property. We now own 100% of this asset, as we acquired in the fourth quarter of 2025, as a part of the SHA Windup Transaction, the 25% interest that we did not own.

Australia:

•Newmarket Village ETC, (Brisbane, Australia) – We continue to improve our Newmarket Village ETC by adding new tenancies and focused marketing efforts. The site includes a 23,218 square foot parcel adjacent to the center, improved with an office building. Over the next few years, we will be evaluating development options for this space. The combined center and office building is currently 98% leased.

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

OVERALL RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table sets forth the overall results of operations for the three years ended December 31, 2025:

							% Change - Favorable/ (Unfavorable)
(Dollars in thousands)	2025	% of Revenue	2024	% of Revenue	2023	% of Revenue	2025 vs. 2024	2024 vs. 2023
SEGMENT RESULTS
Cinema exhibition operating income (loss)	$3,643	2%	$(2,797)	(1)%	$124	0%	>100%	(>100)%
Real estate operating income (loss)	5,917	3%	4,679	2%	3,791	2%	26%	23%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(427)	—%	(387)	—%	(711)	—%	(10)%	46%
General and administrative expense	(14,440)	(7)%	(15,528)	(7)%	(15,235)	(7)%	7%	(2)%
Interest expense, net	(17,930)	(9)%	(21,154)	(10)%	(19,418)	(9)%	15%	(9)%
Equity earnings of unconsolidated joint ventures	560	—%	(387)	—%	456	—%	>100%	(>100)%
Gain (loss) on sale of assets	8,365	4%	(1,371)	(1)%	562	—%	>100%	(>100)%
Gain (loss) on acquisition of noncontrolling interest	2,691	1%	—	—%	—	—%	-%	-%
Other income (expense)	(2,178)	(1)%	1,528	1%	(164)	—%	(>100)%	>100%
Income (loss) before income taxes	(13,799)	(7)%	(35,417)	(17)%	(30,595)	(14)%	61%	(16)%
Income tax benefit (expense)	(853)	—%	(481)	(0)%	(590)	(0)%	(77)%	18%
Net income (loss)	(14,652)	(7)%	(35,898)	(17)%	(31,185)	(14)%	59%	(15)%
Less: Net income (loss) attributable to noncontrolling interests	(512)	—%	(597)	—%	(512)	—%	14%	(17)%
Net income (loss) attributable to Reading International, Inc.	$(14,140)	(7)%	$(35,301)	(17)%	$(30,673)	(14)%	60%	(15)%
Basic earnings (loss) per share	$(0.62)		$(1.58)		$(1.38)		61%	(14)%

CONSOLIDATED RESULTS

2025 vs. 2024

Net Loss attributed to Reading International, Inc. was $14.1 million for the year ended December 31, 2025, an improvement of $21.2 million from a Net Loss of $35.3 million for the year ended December 31, 2024. This improvement was primarily due to (i) an increase in cinema segment operating income and real estate segment operating income (ii) a $3.2 million decrease in interest expense partly due to principal pay down, (iii) a $2.7 million gain on acquisition of noncontrolling interest of Sutton Hills Properties LLC (iv) $8.4 million gain on the sale of assets from the monetization of the Courtenay Central and Cannon Park properties, compared to a loss of $(1.1) million on sale of our Culver City office in the same period prior year and (v) a $1.1 million reduction in G&A expenses, partially offset by $3.7 million increase in other expense.

BUSINESS SEGMENT RESULTS –2025 vs. 2024

Presented below is the comparison of the segment operating income of our two business segments for the years ended December 31, 2025 and 2024, respectively:

	2025		2024		% Change Favorable/ (Unfavorable)
(Dollars in thousands)	Cinema	Real Estate	Cinema	Real Estate	Cinema	Real Estate
Segment Revenues	$188,603	$18,421	$195,130	$20,006	(3)%	(8)%
Segment Operating Expenses
Operating Expense	(172,364)	(7,463)	(183,986)	(9,243)	6%	19%
Depreciation and amortization	(8,457)	(4,314)	(10,232)	(5,160)	17%	16%
General and administrative expense	(4,139)	(727)	(3,709)	(924)	(12)%	21%
Impairment of long-lived assets	—	—	—	—	-%	—%
Total segment expenses	(184,960)	(12,504)	(197,927)	(15,327)	7%	18%
Segment operating income (loss)	$3,643	$5,917	$(2,797)	$4,679	>100%	26%
Breakdown by country:
United States	$220	$586	$(7,251)	$(361)	>100%	>100%
Australia	3,902	5,280	4,026	5,973	(3)%	(12)%
New Zealand	(479)	51	428	(933)	(>100)%	>100%
	$3,643	$5,917	$(2,797)	$4,679	>100%	26%

A discussion for each segment follows:

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the years ended

December 31, 2025 and 2024, respectively:

(Dollars in thousands)		2025	% of Revenue	2024	% of Revenue	Inc/(Dec)	2025 vs. 2024 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$54,214	54%	$55,782	56%	(1,568)	(3)%
	Food & beverage revenue	35,523	36%	34,314	34%	1,209	4%
	Advertising and other revenue	9,751	10%	9,842	10%	(91)	(1)%
		$99,488	100%	$99,938	100%	(450)	—%
Australia	Admission revenue	$47,413	61%	$48,186	59%	(773)	(2)%
	Food & beverage revenue	24,373	31%	27,670	34%	(3,297)	(12)%
	Advertising and other revenue	5,949	8%	6,176	8%	(227)	(4)%
		$77,735	100%	$82,032	100%	(4,297)	(5)%
New Zealand	Admission revenue	$7,257	64%	$7,662	58%	(405)	(5)%
	Food & beverage revenue	3,541	31%	4,375	33%	(834)	(19)%
	Advertising and other revenue	582	5%	1,123	9%	(541)	(48)%
		$11,380	100%	$13,160	100%	(1,780)	(14)%

Total revenue		$188,603	100%	$195,130	100%	(6,527)	(3)%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(28,971)	(29)%	$(30,315)	(30)%	(1,344)	4%
	Food & beverage cost	(9,108)	(9)%	(9,071)	(9)%	37	—%
	Occupancy expense	(16,962)	(17)%	(22,516)	(23)%	(5,554)	25%
	Labor cost	(16,482)	(17)%	(17,323)	(17)%	(841)	5%
	Utilities	(5,413)	(5)%	(5,973)	(6)%	(560)	9%
	Cleaning and maintenance	(6,670)	(7)%	(6,664)	(7)%	6	—%
	Other operating expenses	(8,665)	(9)%	(7,948)	(8)%	717	(9)%
		$(92,271)	(93)%	$(99,810)	(100)%	(7,539)	8%

Australia	Film rent and advertising cost	$(21,081)	(27)%	$(22,124)	(27)%	(1,043)	5%
	Food & beverage cost	(5,290)	(7)%	(6,141)	(7)%	(851)	14%
	Occupancy expense	(17,708)	(23)%	(18,086)	(22)%	(378)	2%
	Labor cost	(13,613)	(18)%	(14,040)	(17)%	(427)	3%
	Utilities	(3,207)	(4)%	(2,861)	(3)%	346	(12)%
	Cleaning and maintenance	(4,614)	(6)%	(5,069)	(6)%	(455)	9%
	Other operating expenses	(3,342)	(4)%	(3,597)	(4)%	(255)	7%
		$(68,855)	(89)%	$(71,918)	(88)%	(3,063)	4%

New Zealand	Film rent and advertising cost	$(3,313)	(29)%	$(3,473)	(26)%	(160)	5%
	Food & beverage cost	(733)	(6)%	(947)	(7)%	(214)	23%
	Occupancy expense	(2,883)	(25)%	(3,106)	(24)%	(223)	7%
	Labor cost	(2,115)	(19)%	(2,385)	(18)%	(270)	11%
	Utilities	(501)	(4)%	(394)	(3)%	107	(27)%
	Cleaning and maintenance	(759)	(7)%	(886)	(7)%	(127)	14%
	Other operating expenses	(934)	(8)%	(1,067)	(8)%	(133)	12%
		$(11,238)	(99)%	$(12,258)	(93)%	(1,020)	8%

Total operating expense		$(172,364)	(91)%	$(183,986)	(94)%	(11,622)	6%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(4,403)	(4)%	$(5,011)	(5)%	(608)	12%
	General and administrative expense	(2,594)	(3)%	(2,368)	(2)%	226	(10)%
		$(6,997)	(7)%	$(7,379)	(7)%	(382)	5%
Australia	Depreciation and amortization	$(3,623)	(5)%	$(4,763)	(6)%	(1,140)	24%
	General and administrative expense	(1,355)	(2)%	(1,325)	(2)%	30	(2)%
		$(4,978)	(6)%	$(6,088)	(7)%	(1,110)	18%
New Zealand	Depreciation and amortization	$(432)	(4)%	$(458)	(3)%	(26)	6%
	General and administrative expense	(189)	(2)%	(16)	—%	173	(>100)%
		$(621)	(5)%	$(474)	(4)%	147	(31)%

Total depreciation, amortization, and general and administrative expense		$(12,596)	(7)%	$(13,941)	(7)%	(1,345)	10%

Total expenses		$(184,960)	(98)%	$(197,927)	(101)%	(12,967)	7%

OPERATING INCOME (LOSS)
United States		$220	0%	$(7,251)	(7)%	7,471	>100%
Australia		3,902	5%	4,026	5%	(124)	(3)%
New Zealand		(479)	(4)%	428	3%	(907)	(>100)%
Total operating income (loss)		$3,643	2%	$(2,797)	(1)%	6,440	>100%

Cinema Exhibition – The following table details our Cinema Exhibition segment operating results for the quarters ended December 31, 2025 and 2024, respectively:

(Dollars in thousands)		2025	% of Revenue	2024	% of Revenue	Inc/(Dec)	2025 vs. 2024 Favorable/ (Unfavorable)
REVENUE
United States	Admission revenue	$14,086	55%	$16,414	56%	(2,328)	(14)%
	Food & beverage revenue	8,864	34%	10,077	34%	(1,213)	(12)%
	Advertising and other revenue	2,862	11%	2,847	10%	15	1%
		$25,812	100%	$29,338	100%	(3,526)	(12)%
Australia	Admission revenue	$11,112	60%	$12,627	59%	(1,515)	(12)%
	Food & beverage revenue	5,845	30%	6,865	32%	(1,020)	(15)%
	Advertising and other revenue	1,675	9%	1,928	9%	(253)	(13)%
		$18,632	100%	$21,420	100%	(2,788)	(13)%
New Zealand	Admission revenue	$1,539	64%	$2,103	55%	(564)	(27)%
	Food & beverage revenue	734	30%	1,113	29%	(379)	(34)%
	Advertising and other revenue	146	6%	586	15%	(440)	(75)%
		$2,419	100%	$3,802	100%	(1,383)	(36)%

Total revenue		$46,863	100%	$54,560	100%	(7,697)	(14)%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(7,248)	(28)%	$(9,124)	(31)%	(1,876)	21%
	Food & beverage cost	(2,250)	(9)%	(2,519)	(9)%	(269)	11%
	Occupancy expense	(4,463)	(17)%	(4,986)	(17)%	(523)	10%
	Labor cost	(4,005)	(16)%	(4,516)	(15)%	(511)	11%
	Utilities	(1,206)	(5)%	(1,371)	(5)%	(165)	12%
	Cleaning and maintenance	(1,624)	(6)%	(1,667)	(6)%	(43)	3%
	Other operating expenses	(2,326)	(9)%	(1,871)	(6)%	455	(24)%
		$(23,122)	(90)%	$(26,054)	(89)%	(2,932)	11%

Australia	Film rent and advertising cost	$(5,055)	(27)%	$(5,955)	(28)%	(900)	15%
	Food & beverage cost	(1,356)	(7)%	(1,510)	(7)%	(154)	10%
	Occupancy expense	(4,487)	(24)%	(4,473)	(21)%	14	—%
	Labor cost	(3,505)	(19)%	(3,530)	(16)%	(25)	1%
	Utilities	(899)	(5)%	(690)	(3)%	209	(30)%
	Cleaning and maintenance	(1,148)	(6)%	(1,341)	(6)%	(193)	14%
	Other operating expenses	(865)	(5)%	(851)	(4)%	14	(2)%
		$(17,315)	(93)%	$(18,350)	(86)%	(1,035)	6%

New Zealand	Film rent and advertising cost	$(721)	(30)%	$(991)	(26)%	(270)	27%
	Food & beverage cost	(158)	(7)%	(244)	(6)%	(86)	35%
	Occupancy expense	(667)	(28)%	(760)	(20)%	(93)	12%
	Labor cost	(498)	(21)%	(599)	(16)%	(101)	17%
	Utilities	(94)	(4)%	(81)	(2)%	13	(16)%
	Cleaning and maintenance	(187)	(8)%	(237)	(6)%	(50)	21%
	Other operating expenses	(310)	(13)%	(263)	(7)%	47	(18)%
		(2,635)	(109)%	$(3,175)	(84)%	(540)	17%

Total operating expense		$(43,072)	(92)%	$(47,579)	(87)%	(4,507)	9%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(1,082)	(4)%	$(1,227)	(4)%	(145)	12%
	General and administrative expense	(464)	(2)%	(483)	(2)%	(19)	4%
		$(1,546)	(6)%	$(1,710)	(6)%	(164)	10%
Australia	Depreciation and amortization	$(909)	(5)%	$(1,144)	(5)%	(235)	21%
	General and administrative expense	(269)	(1)%	(238)	(1)%	31	(13)%
		$(1,178)	(6)%	$(1,382)	(6)%	(204)	15%
New Zealand	Depreciation and amortization	$(109)	(5)%	$(108)	(3)%	1	(1)%
	General and administrative expense	(47)	(2)%	(15)	—%	32	(>100)%
		$(156)	(6)%	$(123)	(3)%	33	(27)%

Total depreciation, amortization, impairment and general and administrative expense		$(2,880)	(6)%	$(3,215)	(6)%	(335)	10%

Total expenses		$(45,952)	(98)%	$(50,794)	(93)%	(4,842)	10%

OPERATING INCOME (LOSS)
United States		$1,144	4%	$1,574	5%	(430)	(27)%
Australia		139	1%	1,688	8%	(1,549)	(92)%
New Zealand		(372)	(15)%	504	13%	(876)	(>100)%
Total operating income (loss)		$911	2%	$3,766	7%	(2,855)	(76)%

Cinema Exhibition Segment Operating Income

Cinema exhibition segment operating income improved by $6.4 million to $3.6 million for the year ended December 31, 2025, compared to the same period in December 31, 2024, primarily driven by an improvement in cinema performance due to lower operating expense globally, lower depreciation, amortization, general and administrative expense in the U.S. and Australia, offset by lower box office revenue in all three countries due to an overall weaker movie slate in 2025, lower concession revenues in Australia and New Zealand, and lower advertising revenues in all three countries.

Cinema exhibition segment operating income for the fourth quarter of 2025 was $0.9 million, a decrease of $2.9 million from an operating income of $3.8 million in the same time period of 2024 primarily attributable to a weaker movie releases in all three countries.

Revenue

Cinema revenue decreased by $6.5 million, to $188.6 million for the year ended December 31, 2025, compared to 2024 primarily due to a weaker movie slate and cinema closures in US and New Zealand.

The table below is the revenue breakdown, by country, for the years ended December 31, 2025, and 2024, respectively:

(Dollars in thousands)	2025	% of Revenue	2024	% of Revenue	2025 vs. 2024 Favorable/ (Unfavorable)
United States	$99,488	53%	$99,938	51%	—%
Australia	77,735	41%	82,032	42%	(5)%
New Zealand	11,380	6%	13,160	7%	(14)%
Total Segment Revenues	$188,603	100%	$195,130	100%	(3)%

Below are the changes in our cinema revenue by market:

•In the United States, cinema revenues decreased by $0.5 million, to $99.5 million for the year ended December 31, 2025, compared to 2024.

•In Australia, cinema revenues decreased by $4.3 million, to $77.7 million for the year ended December 31, 2025, compared to 2024.

•In New Zealand, cinema revenues decreased by $1.8 million, to $11.4 million for the year ended December 31, 2025, compared to 2024.

For the quarter ended December 31, 2025, Cinema segment revenue decreased by $7.7 million against the fourth quarter of 2024, to $46.9 million, which was primarily attributable to a weaker fourth quarter holiday blockbuster film slate in 2025 vs 2024 with the releases of Wicked: For Good, Zootopia 2, Avatar: Fire and Ash, and Frankenstein compared to Q4 2024 and cinema closures in US and New Zealand.

Operating Expense

Operating expense for the full year 2025 decreased by $11.6 million, to $172.4 million when compared to 2024 due to lower film rent in all three countries, lower F&B costs in Australia and New Zealand, along with decreased occupancy expenses in US and New Zealand.

For the quarter ended December 31, 2025, operating expenses decreased by $4.5 million, to $43.1 million when compared to the fourth quarter of 2024 primarily driven by cinema closures in the U.S. and New Zealand.

Depreciation, Amortization, Impairment, General and Administrative Expense

Depreciation, amortization, general and administrative expense for the year-ended December 31, 2025 decreased by $1.3 million, to $12.6 million compared to 2024 primarily driven by cinema closures in the U.S. and New Zealand, and delay in CAPEX spending.

Real Estate – The following table details our Real Estate segment operating results for the years ended December 31, 2025 and 2024, respectively:

(Dollars in thousands)		2025	% of Revenue	2024	% of Revenue	Inc/(Dec)	2025 vs. 2024 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$2,638	38%	$2,024	32%	614	30%
	Property rental income	4,243	62%	4,221	68%	22	1%
		6,881	100%	6,245	100%	636	10%
Australia	Property rental income	10,659	100%	12,341	100%	(1,682)	(14)%
New Zealand	Property rental income	881	100%	1,420	100%	(539)	(38)%
Total revenue		$18,421	100%	$20,006	100%	(1,585)	(8)%

OPERATING EXPENSE
United States	Live theater cost	$(1,048)	(15)%	$(1,024)	(16)%	24	(2)%
	Occupancy expense	(734)	(11)%	(694)	(11)%	40	(6)%
	Utilities	(93)	(1)%	(116)	(2)%	(23)	20%
	Cleaning and maintenance	(198)	(3)%	(183)	(3)%	15	(8)%
	Other operating expenses	(1,073)	(16)%	(1,096)	(18)%	(23)	2%
		$(3,146)	(46)%	$(3,113)	(50)%	33	(1)%
Australia	Occupancy expense	$(1,829)	(17)%	$(1,988)	(16)%	(159)	8%
	Labor cost	(174)	(2)%	(247)	(2)%	(73)	30%
	Utilities	(131)	(1)%	(72)	(1)%	59	(82)%
	Cleaning and maintenance	(853)	(8)%	(983)	(8)%	(130)	13%
	Other operating expenses	(736)	(7)%	(929)	(8)%	(193)	21%
		$(3,723)	(35)%	$(4,219)	(34)%	(496)	12%
New Zealand	Occupancy expense	$(167)	(19)%	$(474)	(33)%	(307)	65%
	Labor cost	(2)	(0)%	(22)	(2)%	(20)	91%
	Utilities	(5)	(1)%	(62)	(4)%	(57)	92%
	Cleaning and maintenance	(4)	(0)%	(44)	(3)%	(40)	91%
	Other operating expenses	(416)	(47)%	(1,311)	(92)%	(895)	68%
		$(594)	(67)%	$(1,913)	(135)%	(1,319)	69%
						—	—%
Total operating expense		$(7,463)	(41)%	$(9,245)	(46)%	(1,782)	19%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,500)	(36)%	$(2,628)	(42)%	(128)	5%
	General and administrative expense	(649)	(9)%	(865)	(14)%	(216)	25%
		$(3,149)	(46)%	$(3,493)	(56)%	(344)	10%
Australia	Depreciation and amortization	$(1,580)	(15)%	$(2,091)	(17)%	(511)	24%
	General and administrative expense	(76)	(1)%	(58)	(0)%	18	(31)%
		$(1,656)	(16)%	$(2,149)	(17)%	(493)	23%
New Zealand	Depreciation and amortization	$(235)	(27)%	$(440)	(31)%	(205)	47%
	General and administrative expense	(1)	(0)%	—	—%	1	—%
		$(236)	(27)%	$(440)	(31)%	(204)	46%

Total depreciation, amortization, and general and administrative expense		$(5,041)	(27)%	$(6,082)	(30)%	(1,041)	17%

Total expenses		$(12,504)	(68)%	$(15,327)	(77)%	(2,823)	18%

OPERATING INCOME (LOSS)
United States		$586	9%	$(361)	(6)%	947	>100%
Australia		5,280	50%	5,973	48%	(693)	(12)%
New Zealand		51	6%	(933)	(66)%	984	>100%
Total operating income (loss)		$5,917	32%	$4,679	23%	1,238	26%

Real Estate – The following table details our Real Estate segment operating results for the quarters ended December 31, 2025 and 2024, respectively:

(Dollars in thousands)		2025	% of Revenue	2024	% of Revenue	Inc/(Dec)	2025 vs. 2024 Favorable/ (Unfavorable)
REVENUE
United States	Live theatre rental and ancillary income	$563	34%	$804	44%	(241)	(30)%
	Property rental income	1,079	66%	1,029	56%	50	5%
		1,642	100%	1,833	100%	(191)	(10)%
Australia	Property rental income	2,509	100%	2,999	100%	(490)	(16)%
New Zealand	Property rental income	205	100%	330	100%	(125)	(38)%
Total revenue		$4,356	100%	$5,162	100%	(806)	(16)%

OPERATING EXPENSE
United States	Live theater cost	$(252)	(15)%	$(316)	(17)%	(64)	20%
	Occupancy expense	(175)	(11)%	(173)	(9)%	2	(1)%
	Utilities	(43)	(3)%	(28)	(2)%	15	(54)%
	Cleaning and maintenance	(40)	(2)%	(68)	(4)%	(28)	41%
	Other operating expenses	(355)	(22)%	(233)	(13)%	122	(52)%
		$(865)	(53)%	$(818)	(45)%	47	(6)%

Australia	Occupancy expense	$(440)	(18)%	$(513)	(17)%	(73)	14%
	Labor cost	(13)	(1)%	(65)	(2)%	(52)	80%
	Utilities	(30)	(1)%	(17)	(1)%	13	(76)%
	Cleaning and maintenance	(219)	(9)%	(257)	(9)%	(38)	15%
	Other operating expenses	(88)	(4)%	(230)	(8)%	(142)	62%
		$(790)	(31)%	$(1,082)	(36)%	(292)	27%

New Zealand	Occupancy expense	$(72)	(35)%	$(124)	(38)%	(52)	42%
	Labor cost	—	—%	(5)	(2)%	(5)	100%
	Utilities	—	—%	(13)	(4)%	(13)	100%
	Cleaning and maintenance	—	—%	(11)	(3)%	(11)	100%
	Other operating expenses	(77)	(38)%	(391)	(118)%	(314)	80%
		$(149)	(73)%	$(544)	(165)%	(395)	73%

Total operating expense		$(1,804)	(41)%	$(2,444)	(47)%	(640)	26%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(509)	(32)%	$(539)	(30)%	(30)	6%
	General and administrative expense	(166)	(10)%	(192)	(10)%	(26)	14%
		$(675)	(41)%	$(731)	(40)%	(56)	8%
Australia	Depreciation and amortization	$(407)	(16)%	$(459)	(15)%	(52)	11%
	General and administrative expense	45	2%	(6)	(0)%	(51)	>100%
		$(362)	(14)%	$(465)	(16)%	(103)	22%
New Zealand	Depreciation and amortization	$(58)	(28)%	$(77)	(23)%	(19)	25%
	General and administrative expense	(1)	(0)%	—	—%	1	—%
		$(59)	(29)%	$(77)	(23)%	(18)	23%

Total depreciation, amortization, and general and administrative expense		$(1,096)	(25)%	$(1,273)	(25)%	(177)	14%

Total expenses		$(2,900)	(67)%	$(3,717)	(72)%	(817)	22%

OPERATING INCOME (LOSS)
United States		$102	6%	$284	15%	(182)	(64)%
Australia		1,357	54%	1,452	48%	(95)	(7)%
New Zealand		(3)	(1)%	(291)	(88)%	288	99%
Total operating income (loss)		$1,456	33%	$1,445	28%	11	1%

Real Estate Segment Operating Income

Real estate segment operating income was $5.9 million for the year ended December 31, 2025, which was an increase of $1.2 million from an operating income of $4.7 million for the year ended December 31, 2024, primarily as a result of (i) increased revenue for the US properties including live theatres, (ii) lower operating expense in Australia and New Zealand from sale of Courtenay Central and Cannon Park properties, and (iii) lower depreciation and amortization expense in all three countries. Partially offset by the decrease of revenue from Australia and New Zealand from sale of Courtenay Central and Cannon Park properties.

Revenue

The table below is the revenue breakdown by country for each year:

(Dollars in thousands)	2025	% of Revenue	2024	% of Revenue	2025 vs. 2024 Favorable/ (Unfavorable)
United States	$6,881	37%	$6,245	31%	10%
Australia	10,659	58%	12,341	62%	(14)%
New Zealand	881	5%	1,420	7%	(38)%
Total Segment Revenues	$18,421	100%	$20,006	100%	(8)%

Real estate revenues for the year ended December 31, 2025, decreased by $1.6 million, to $18.4 million compared to 2024. This decrease is attributable to lower property rental income in Australia and New Zealand due to sale of Courtenay Central and Cannon Park properties, partially offset by higher US property revenue and Live Theater rental and ancillary income in the U.S.

NON-SEGMENT RESULTS –2025 vs. 2024

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

Income tax expense increased by $0.4 million, to $0.9 million in 2025, when compared to 2024, primarily due to an increase in income tax expense from Australia in 2025.

Please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 12 – Income Taxes for further information.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Strategy

In 2025, due primarily to the negative operating conditions caused by the 2023 Hollywood strikes and increased interest rates, as well as the lingering impacts from the COVID-19 pandemic, we (i) conserved our cash and chose to defer non-essential capital expenditures (such as cinema upgrades and refurbishments), (ii) refinanced our existing debt to provide longer maturity dates and eased financial covenants and/or obtained waivers of financial ratio tests, and (iii) monetized two real estate assets and identified certain other assets as candidates for potential monetization to raise additional liquidity. In January 2025, we sold our Courtenay Central properties in New Zealand at a gross sale price of $21.5 million. The proceeds were used to pay off the Westpac mortgage on the property, and to reduce our Bank of America debt. In May 2025, we sold our Cannon Park ETC in Australia at a gross sale price of $20.7 million. The proceeds were used principally to pay off our NAB bridging facility, and to reduce our Bank of America debt.

In May 2025, we extended the maturity of our loan on 44 Union Square to November 6, 2026, with an option to extend further to May 6, 2027. In July 2025, we extended the maturity of our Bank of America/Bank of Hawaii loan to May 18, 2026. We further extended the maturity of our Bank of America/Bank of Hawaii loan to September 18, 2026, in December 2025. In July 2025, we extended the maturity of our loan on our Live Theatre assets in NYC to June 1, 2026. In November 2025, we extended the maturity of our National Australia Bank (“NAB”) loan to July 31, 2030, and modified the principal repayment schedule and extended the maturity of our Valley National Bank Loan to October 1, 2026. In December 2025, we completed the purchase of Sutton Hill Associates, a California general partnership. As a result of that transaction, we acquired the 25% minority interest in our Cinemas 1,2,3 that we did not already own and the ground lessee’s interest in the land and improvements constituting our Village East Theatre, subject to certain indebtedness owed by Sutton Hill Associates to a third party. That indebtedness, at December 30, 2025, had a face amount of $13.6 million, interest payable quarterly at 4.75% per annum with all principals due and payable in a bullet on September 30, 2035. Due to the extended term of the debt and the below market interest rates, at December 30, 2025, we carried that debt at its fair value of $7.7 million. As a result of the transaction, approximately $7.1 million in short term obligations were eliminated in consolidation.

During 2025, our bank loans with Bank of America, and NAB required that our Company comply with certain covenants. We either complied with the underlying bank covenants or obtained waivers from compliance.

During 2024 and 2025, we also worked to restructure our rent payments under various cinema leases. As a result of these negotiations, we have been able to defer rent payments of approximately $11.5 million to be paid out in the next five years.

We have set as a goal for 2026 to substantially reduce our secured U.S. bank debt. Accordingly, we have classified as an asset held for sale our Newbury Yard rail yard in Williamsport, Pennsylvania and in February 2026, we retained Newmark & Company Real Estate, Inc to monetize our Cinemas 1,2,3 property in Manhattan. While no assurances can be given, we believe it reasonable to assume that these assets can be monetized before the end of the third quarter of this year.

Generally speaking, we believe our relationship with our landlords and lenders is good.

For more information about our borrowings, including loan modifications and modifications to waivers of certain covenants, please refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2 – Liquidity, and Note 13 – Borrowings.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the last five years:

($ in thousands)	2025	2024	2023	2022	2021
Net Cash (used in ) / from Operating Activities	$(1,578)	$(3,833)	$(9,735)	$(26,351)	$(13,498)
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$10,531	$12,347	$12,906	$29,947	$83,251
Unused borrowing facility	2,359	7,859	7,859	12,000	12,000
Restricted for capital projects(1)	2,359	7,859	7,859	12,000	12,000
Unrestricted capacity	—	—	—	—	—
Total resources at 12/31	12,890	20,206	20,765	41,947	95,251
Total unrestricted resources at 12/31	10,531	12,347	12,906	29,947	83,251
Debt-to-Equity Ratio
Total contractual facility	$187,450	$210,572	$218,159	$227,633	$248,948
Total debt (gross of deferred financing costs)	185,091	202,713	210,300	215,633	236,948
Current	35,999	69,193	35,070	38,026	12,060
Non-current	149,092	133,520	175,230	177,607	224,888
Finance lease liabilities	—	43	83	28	68
Total book equity	(18,098)	(4,790)	32,996	63,279	105,060
Debt-to-equity ratio	(10.23)	(42.32)	6.37	3.41	2.26
Changes in Working Capital
Working capital (deficit)(2)	$(106,765)	$(104,584)	$(88,373)	$(74,152)	$(6,673)
Current ratio	0.17	0.35	$0.30	$0.39	$0.94
Capital Expenditures (including acquisitions)	$1,498	$2,028	$4,711	$9,780	$14,428

(1)This relates to the construction facilities specifically negotiated for 44 Union Square redevelopment project.

(2)Typically, our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

We endeavor to manage our cash, investments, and capital structure to meet the short-term and long-term obligations of our business, while maintaining financial flexibility and liquidity. We forecast, analyze, and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy. In the past, we used cash generated from operations and other excess cash to the extent not needed for any capital expenditure, to pay down our loans and credit facilities providing us some flexibility on our available loan facilities for future use and thereby, reducing interest charges. To meet our liquidity’s needs, in 2025, we have worked with our lenders to extend the maturity of various loans.

Refer to Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-- Note 13 – Borrowings for further details on our various borrowing arrangements.

On December 31, 2025, our consolidated cash and cash equivalents totaled $10.5 million. Of this amount, $3.3 million, $6.8 million and $0.4 million were held by our U.S., Australian and New Zealand operations, respectively. The funds held in Australia and New Zealand are, under our applicable bank lending arrangement, subject to limitations on their use outside of Australia or New Zealand as applicable. Due to the impact of the COVID-19 pandemic, the lack of U.S. Federal assistance (including funds from the Payroll Protection and Shuttered Venue Programs), the 2023 Hollywood strikes and continuing funding needs in the U.S. we no longer intend to indefinitely reinvest offshore any earnings derived from our Australian and New Zealand operations.

We have historically funded our working capital requirements, capital expenditures and investments in individual properties primarily from a combination of internally generated cash flows and debt. During 2025, the need for such funding for capital expenditures and investments has decreased, as we have deferred to the fullest extent reasonable such expenditures. However, due primarily to the 2023 Hollywood strikes and the increase in interest rates, our operating income is still insufficient to cover our costs and expenses accordingly, our negative working capital has increased over the course of the year. The funding that has been required, has been funded predominantly from cost reductions, bridge facility debt and strategic asset sales and landlord concessions. As noted in the preceding table, we had no unused available unrestricted corporate credit facilities at December 31, 2025.

The change in cash and cash equivalents for the three years ended December 31, 2025 is as follows:

				% Change
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by (used in) operating activities	$(1,578)	$(3,833)	$(9,735)	59%	61%
Net cash provided by (used in) investing activities	37,106	3,961	(2,699)	>100%	>100%
Net cash provided by (used in) financing activities	(37,886)	337	(6,667)	(>100)%	>100%
Impact of exchange rate on cash	134	(824)	(437)	>100%	(89)%
Net increase (decrease) in cash and cash equivalents	$(2,224)	$(359)	$(19,538)	(>100)%	98%

Operating Activities

2025 vs. 2024

Cash used in operating activities for the twelve months ended December 31, 2025 decreased by $2.3 million, to cash used of $1.6 million compared to cash used in the same period of prior year of $3.8 million, driven by a decrease in Net operating Loss of $11.5 million, offset by a $9.3 million decrease in net payable primarily due to increase in receivables and a smaller increase in accounts payable and accrued expense plus deferred revenues and other liabilities.

Investing Activities

2025 vs. 2024

Cash provided in investing activities during the twelve months ended December 31, 2025, increased by $33.1 million, to cash provided of $37.1 million from a cash provided of $4.0 million in the same period of prior year. This was due to the proceeds from sale of our Cannon Park property assets in May 2025 and the Wellington property assets in January 2025, compared to the proceeds from the sale of our Culver City office in February 2024.

Financing Activities

2025 vs. 2024

Cash used in financing activities for the twelve months ended December 31, 2025, increased by $38.2 million, from a cash provided of $0.3 million to a cash used of $37.9 million. This was primarily due to the paydowns of our Westpac debt, Bank of America debt and NAB Bridge Facility in 2025 as discussed previously.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the future maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of December 31, 2025:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Debt(1)	$83,245	$2,934	$2,934	$2,934	$51,485	$13,646	$157,178
Operating leases, including imputed interest	29,197	26,662	25,293	23,851	21,653	111,402	238,058
Finance leases, including imputed interest	—	—	—	—	—	—	—
Subordinated debt(1)	—	27,913	—	—	—	—	27,913
Pension liability	633	607	638	444		—	2,322
Interest on pension liability	62	88	56	18	—	—	224
Estimated interest on debt(2)	13,500	5,346	4,048	3,894	2,521	3,081	32,390
Total	$126,637	$63,550	$32,969	$31,141	$75,659	$128,129	$458,085

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

Historically, we have managed our currency exposure by creating, whenever possible, natural hedges in Australia and New Zealand. This involves local country sourcing of goods and services, as well as borrowing in local currencies to match revenues and expenses. We have also historically paid management fees to the U.S. to cover a portion of our domestic overhead. The decrease in the value of the Australian and New Zealand currencies as compared to the U.S. dollar combined with the limitations under our bank loans in Australia and New Zealand to move funds into the U.S., however, have negatively impacted our ability to rely on such funding for ongoing support of our domestic overhead.

Our exposure to interest rate risk arises out of our long-term floating-rate borrowings. To manage the risk, we utilize interest rate derivative contracts to convert certain floating-rate borrowings into fixed-rate borrowings. It is our Company’s policy to enter into interest rate derivative transactions only to the extent considered necessary to meet its objectives as stated above. Our Company does not enter into these transactions or any other hedging transactions for speculative purposes. We are currently facing additional risk as approximately $114.1 million of our borrowings mature over the next 24 months. We believe it unlikely that we will be able to refinance this debt at their current interest rates in this environment.

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

No impairment losses were recorded for long-lived assets for the year ended December 31, 2025, 2024 or 2023.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the years ended December 31, 2025, 2024, or 2023.

Tax Valuation Allowance and Deferred Taxes

We record our estimated future tax benefits and liabilities arising from the temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal, state, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). As of December 31, 2025, we had recorded approximately $72.7 million of deferred tax assets (net of $47 million deferred tax liabilities) related to the temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards and tax credit carryforwards. These deferred tax assets were offset by a valuation allowance of $70.1 million resulting in a net deferred tax asset of $2.6 million. The recoverability of deferred tax assets is dependent upon our ability to generate future taxable income.

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

Not Applicable.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that the Company’s internal control over financial reporting is effective as of December 31, 2025.

By: /s/ Ellen M. Cotter Ellen M. Cotter President and Chief Executive Officer March 31, 2026	By: /s/ Gilbert Avanes Gilbert Avanes EVP, Chief Financial Officer and Treasurer March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Reading International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Reading International, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California
March 31, 2026

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2025 and 2024

(U.S. dollars in thousands, except share information)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$10,531	$12,347
Restricted cash	2,327	2,735
Receivables	4,553	5,276
Inventories	1,664	1,685
Prepaid and other current assets	2,281	2,668
Asset groups held for sale	460	32,331
Total Current Assets	21,816	57,042
Operating properties, net	207,974	214,694
Operating lease right-of-use assets	159,659	160,873
Investment in unconsolidated joint ventures	3,264	3,138
Goodwill	24,603	23,712
Intangible assets, net	1,576	1,800
Deferred tax assets, net	2,619	953
Other assets	13,418	8,799
Total Assets	$434,929	$471,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$52,826	$48,651
Film rent payable	6,973	5,820
Debt - current portion	35,999	69,193
Derivative financial instruments - current portion	56	—
Taxes payable	545	891
Deferred current revenue	11,327	9,731
Operating lease liabilities - current portion	20,081	20,747
Other current liabilities	774	6,593
Total Current Liabilities	128,581	161,626
Debt – long-term portion	114,350	105,239
Derivative financial instruments - non-current portion	—	137
Subordinated debt - non-current portion	27,617	27,394
Noncurrent tax liabilities	6,434	6,041
Operating lease liabilities - non-current portion	162,919	161,702
Other non-current liabilities	13,126	13,662
Total Liabilities	$453,027	$475,801
Commitments and Contingencies
Stockholders’ Equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,972,781 issued and 21,036,670 outstanding at December 31, 2025 and 33,681,705
issued and 20,745,594 outstanding at December 31, 2024	$241	$238
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at December 31, 2025 and 2024	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at December 31, 2025 and 2024	—	—
Additional paid-in capital	155,454	157,751
Retained earnings (accumulated deficit)	(128,930)	(114,790)
Treasury shares, at cost	(40,407)	(40,407)
Accumulated other comprehensive income	(4,614)	(7,173)
Total Reading International, Inc. ("RDI") Stockholders’ Equity	(18,239)	(4,364)
Noncontrolling Interests	141	(426)
Total Stockholders’ Equity	$(18,098)	$(4,790)
Total Liabilities and Stockholders’ Equity	$434,929	$471,011

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Operations for the Three Years Ended December 31, 2025

(U.S. dollars in thousands, except share and per share data)

	2025	2024	2023
Revenues
Cinema	$188,603	$195,130	$207,641
Real estate	14,385	15,397	15,103
Total revenues	202,988	210,527	222,744
Costs and expenses
Cinema	(168,328)	(179,377)	(187,418)
Real estate	(7,463)	(9,243)	(8,763)
Depreciation and amortization	(13,198)	(15,779)	(18,422)
General and administrative	(19,306)	(20,161)	(20,172)
Total costs and expenses	(208,295)	(224,560)	(234,775)
Operating income (loss)	(5,307)	(14,033)	(12,031)
Interest expense, net	(17,930)	(21,154)	(19,418)
Gain (loss) on noncontrolling interest acquisition	2,691	—	—
Gain (loss) on sale of assets	8,365	(1,371)	562
Other income (expense)	(2,178)	1,528	(164)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(14,359)	(35,030)	(31,051)
Equity earnings of unconsolidated joint ventures	560	(387)	456
Income (loss) before income taxes	(13,799)	(35,417)	(30,595)
Income tax benefit (expense)	(853)	(481)	(590)
Net income (loss)	$(14,652)	$(35,898)	$(31,185)
Less: net income (loss) attributable to noncontrolling interests	(512)	(597)	(512)
Net income (loss) attributable to Reading International, Inc.	$(14,140)	$(35,301)	$(30,673)
Basic earnings (loss) per share	$(0.62)	$(1.58)	$(1.38)
Diluted earnings (loss) per share	$(0.62)	$(1.58)	$(1.38)
Weighted average number of shares outstanding–basic	22,652,270	22,401,662	22,222,635
Weighted average number of shares outstanding–diluted	22,652,270	22,401,662	22,222,635

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2025

(U.S. dollars in thousands)

	2025	2024	2023
Net income (loss)	$(14,652)	$(35,898)	$(31,185)
Foreign currency translation gain (loss)	2,337	(4,544)	(290)
Gain (loss) on cash flow hedges	81	(137)	(580)
Others	151	172	153
Comprehensive income (loss)	$(12,083)	$(40,407)	$(31,902)
Less: net income (loss) attributable to noncontrolling interests	(512)	(597)	(512)
Less: comprehensive income (loss) attributable to noncontrolling interests	10	(9)	(1)
Comprehensive income (loss)	$(11,581)	$(39,801)	$(31,389)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2025

(In thousands)

	Common Shares					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income/(Loss)	Equity	Interests	Equity
At December 31, 2022	20,410	$235	1,680	$17	$153,783	$(48,816)	$(40,407)	$(1,957)	$62,856	$423	$63,279
Net income (loss)	—	—	—	—	—	(30,673)	—	—	(30,673)	(512)	(31,185)
Other comprehensive income, net	—	—	—	—	—	—	—	(716)	(716)	(1)	(717)
Share-based compensation expense	—	—	—	—	1,864	—	—	—	1,864	—	1,864
Restricted Stock Units	254	2	—	—	(245)	—	—	—	(243)	—	(243)
At December 31, 2023	20,664	$237	1,680	$17	$155,402	$(79,489)	$(40,407)	$(2,673)	$33,087	$(91)	$32,996
Net income (loss)	—	—	—	—	—	(35,301)	—	—	(35,301)	(597)	(35,898)
Other comprehensive income, net	—	—	—	—	—	—	—	(4,500)	(4,500)	(9)	(4,509)
Share-based compensation expense	—	—	—	—	2,356	—	—	—	2,356	—	2,356
Restricted Stock Units	79	1	—	—	(7)	—	—	—	(6)	—	(6)
Contributions from noncontrolling stockholders	—	—	—	—	—	—	—	—	—	271	271
At December 31, 2024	20,743	$238	1,680	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)
Net income (loss)	—	—	—	—	—	(14,140)	—	—	(14,140)	(512)	(14,652)
Other comprehensive income, net	—	—	—	—	—	—	—	2,559	2,559	10	2,569
Share-based compensation expense	—	—	—	—	1,914	—	—	—	1,914	—	1,914
Restricted Stock Units	291	3	—	—	(185)	—	—	—	(182)	—	(182)
Acquisition of non-controlling interest	—	—	—	—	(4,026)	—	—	—	(4,026)	1,125	(2,901)
Distributions to noncontrolling stockholders	—	—	—	—	—	—	—	—	—	(56)	(56)
At December 31, 2025	21,034	$241	1,680	$17	$155,454	$(128,930)	$(40,407)	$(4,614)	$(18,239)	$141	$(18,098)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2025

(U.S. dollars in thousands)

	2025	2024	2023
Operating Activities
Net income (loss)	$(14,652)	$(35,898)	$(31,185)
Adjustments to reconcile net income to net cash flows from operating activities:
Equity earnings of unconsolidated joint ventures	(560)	387	(456)
Distributions of earnings from unconsolidated joint ventures	726	912	465
Gain recognized on foreign currency transactions	2,194	(1,754)	10
Net loss (gain) on sale of assets	(8,365)	1,371	(562)
Net loss (gain) on acquisition of non-controlling interest	(2,691)	—	—
Amortization of operating leases	22,439	15,991	19,020
Amortization of finance leases	41	41	25
Change in operating lease liabilities	(18,980)	(16,416)	(20,230)
Change in net deferred tax assets	(1,497)	(776)	149
Depreciation and amortization	13,198	15,779	18,422
Other amortization	1,114	1,382	1,696
Share-based compensation expense	1,914	2,356	1,863
Net changes in operating assets and liabilities:
Receivables	(1,165)	2,099	(1,325)
Prepaid and other assets	(4,311)	(515)	1,272
Payments for accrued pension	(683)	(683)	(683)
Accounts payable and accrued expenses	7,669	9,791	1,066
Film rent payable	981	12	359
Taxes payable	(388)	(390)	1,289
Deferred revenue and other liabilities	1,438	2,478	(930)
Net cash provided by (used in) operating activities	(1,578)	(3,833)	(9,735)
Investing Activities
Proceeds from sale of assets	38,498	9,590	1,774
Purchases of and additions to operating and investment properties	(1,334)	(5,538)	(4,473)
Contributions to unconsolidated joint ventures	(58)	(91)	—
Net cash provided by (used in) investing activities	37,106	3,961	(2,699)
Financing Activities
Repayment of long-term borrowings	(36,759)	(15,298)	(9,667)
Repayment of finance lease principal	(43)	(40)	(28)
Proceeds from borrowings	—	16,027	4,141
Capitalized borrowing costs	(872)	(616)	(869)
Proceeds (payments) from stock option exercises	(185)	(7)	(244)
Noncontrolling interest contributions	—	271	—
Noncontrolling interest distributions	(56)	—	—
Noncontrolling interest acquisition	29	—	—
Net cash provided by (used in) financing activities	(37,886)	337	(6,667)
Effect of exchange rate on cash and restricted cash	134	(824)	(437)
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,224)	(359)	(19,538)
Cash and cash equivalents and restricted cash at the beginning of the year	15,082	15,441	34,979
Cash and cash equivalents and restricted cash at the end of the year	$12,858	$15,082	$15,441

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$10,531	$12,347	$12,906
Restricted cash	2,327	2,735	2,535
	$12,858	$15,082	$15,441

Supplemental Disclosures
Interest paid	$15,872	$19,487	$18,497
Income taxes paid (refunded), net	2,552	1,900	(639)
Non-Cash Transactions
Lease make-good accrual	$32	$59	$21
Additions to long-term borrowings	13,648	—	—
Additions to operating and investing properties through accrued expenses	417	257	3,768

The accompanying Notes are an integral part of the Consolidated Financial Statements.

READING INTERNATIONAL, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and for Three Years Ended December 31, 2025

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

We have $36.0 million of debt due in twelve months, cash of $10.5 million and negative working capital of $106.8 million. As a result, we have developed a plan to address and overcome the going concern uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well historically and is key to management’s overall evaluation of ASC 205-40 Going Concern.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels, and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

We are continuing the process of refinancing and/or extending certain loans, as further discussed in Note 13 - Borrowings. On January 31, 2025, we sold our Courtenay Central real estate assets for $21.5 million and repaid our $10.5 million Westpac loan. On February 5, 2025, we repaid $6.1 million of our Bank of America facility, reducing the balance to $8.7 million. On July 3, 2025, we extended the maturity date of this loan to May 18, 2026. On February 26, 2025, we exercised our option to extend our Valley National debt to October 1, 2025. On May 2, 2025, we extended our Emerald Creek Capital loan to November 6, 2026. On May 21, 2025, we sold our Cannon Park property for $20.7 million, and repaid our $12.9 million NAB bridging facility, $970,000 on our NAB Core Facility and $1.5 million on our Bank of America facility. On July 18, 2025, we extended the maturity date of our Santander loan to June 1, 2026. On November 12, 2025, we extended our NAB facility by five years, and on November 13, 2025, we extended our Valley National debt of $19.8 million to October 1, 2026. On December 29, 2025, we extended the maturity date of our Bank of America loan to September 18, 2026.

On December 19, 2025, we purchased Sutton Hill Associates, a California general partnership. As a consequence of that transaction we took on $13.6 million in long term debt owed by Sutton Hill Associates to a third party, and short term payables in the amount of $7.1 million owed to Sutton Hill Capital, LLC, a wholly owned subsidiary of Sutton Hill Associates was eliminated on consolidation. The long term debt is carried on our balance sheet at fair value of $7.6 million, reflecting the fact that the debt has a term maturing on September 30, 2035, with no interim payments of principal, is unsecured and bears interest at 4.75% per annum payable quarterly in arrears.

Moreover, we intend to raise the liquidity necessary for the next twelve months from refinancings and real estate asset monetization. Management has been authorized to pursue such actions where necessary. We believe we have more than sufficient marketable real estate assets that can be monetized on a timely basis and at the values required to meet our funding needs over the next twelve months. After having sold nine property assets with combined net proceeds of $197.5 million since 2021, we have demonstrated our ability to complete real estate asset monetizations. We currently have one property (our Newbury Yard rail yard in Williamsport, Pennsylvania)

held for sale and in February 2026 retained Newmark & Company Real Estate, Inc. to monetize our Cinemas 1,2,3 property. While no assurances can be given, we anticipate that these assets can be reasonably monetized before the end of our upcoming third quarter.

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

Impairment Considerations

Our Company considers that the events and factors described above continue to constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2025, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge in 2025 was necessary. No impairment charges were recorded in 2023 or 2024. Actual performance against our forecasts is dependent on several variables and conditions and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2025. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management. Actual performance against our forecasts is dependent on several variables and conditions and as a result, actual results may materially differ from management’s estimates.

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

Receivables

Our receivables balance is composed primarily of credit card and booking agent receivables, representing the purchase price of tickets, food & beverage items, or coupon books sold at our various businesses. Sales charged on customer credit cards are collected when the credit card transactions are processed. The remaining receivables balance is primarily made up of the net Goods and Service Tax (“GST”) receivable from our Australian and New Zealand taxing authorities, rents receivable from our third-party tenants, and the management fee receivable from the managed cinemas. We have no history of significant bad debt losses but we have established an allowance for accounts that we deem uncollectible.

Inventory

Inventory is composed of food and beverage items in our theater operations and books and associated stationery items at our State Cinema bookstore, and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Restricted Cash

Restricted cash includes those cash accounts for which the use of funds is restricted by any contract or bank covenant. At December 31, 2025 and 2024, our restricted cash balance was $2.3 million and $2.7 million, respectively.

Derivative Financial Instruments

From time to time, we purchase interest rate derivative instruments to hedge the interest rate risk that results from the variability of certain of our floating-rate borrowings. Our use of derivative transactions is intended to reduce long-term fluctuations in cash flows caused by market movements. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value through interest expense in the Consolidated Statements of Operations or, in the case of accounting hedges, in Other Comprehensive Income and then reclassified into interest expense in the same period(s) during which the hedged transactions affect earnings. The cash flows from interest rate derivatives are classified as cashflows provided by operating activities in the Consolidated Cashflow Statement, as are the hedged transactions. As of December 31, 2025 we had derivative positions designated as accounting hedges of ($56,000). As of December 31, 2024, we had derivative positions designated as accounting hedges of ($137,000).

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

Investment and Development Properties, net

Investment and Development Properties consist of land, buildings and improvements under development, and their associated capitalized interest and other development costs that we are either holding for development, currently developing, or holding for investment appreciation purposes. These properties are initially recorded at the lower of cost or fair market value. Within this category are building and improvement costs directly associated with the development of potential cinemas, or other improvements to real property. In the case of investments in land and the redevelopment of existing improvements, where we have a confirmed capital project we capitalize cost associated with title work, land use matters, and design, engineering and architectural work. As incurred, we expense start-up costs (such as pre-opening cinema advertising and training expense) and other costs not directly related to the acquisition and development of long-term assets. We cease cost capitalization (including interest) on a development property when the property is complete and ready for its intended use, or if activities necessary to get the property ready for its intended use have been substantially curtailed. However, we do not suspend cost capitalization for brief interruptions and interruptions that are externally imposed, such as mandates from governmental authorities.

Impairment of Long-Lived Assets

We review long-lived assets, including goodwill and intangibles, for impairment as part of our annual budgeting process, as of December 31 of each financial year, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

We review internal management reports on a monthly basis as well as monitor current competition in film markets for indications of potential impairment.

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the three years ended December 31, 2025, based on historical information and projected cash flow.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the three years ended December 31, 2025.

For a detailed discussion of our impairment assessments, refer to Note 2 – Liquidity, above.

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

On December 19, 2025, we acquired all of the general partnership interests in Sutton Hill Associates. Sutton Hill Associates is a VIE due to insufficient equity at risk and its reliance on financial support from the Company and the holder of debt owed to a third party, Nationwide Theaters Corp, of which we are the guarantor. As we now hold all of the partnership interests, and all voting rights, we consolidate Sutton Hill Associates and all of its subsidiaries in our financial statements as of December 19, 2025.

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

Advertising Expense

We expense our advertising as incurred. The amount of our advertising expense was $1.4 million, $1.7 million, and $1.6 million in 2025, 2024, and 2023, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease payments for our cinema operating leases consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our country-specific incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives received. Our leases have remaining lease terms of 1 to 20 years, with certain leases having options to extend to up to a further 45 years. We include in our ROU assets and lease liabilities those options to extend or not to terminate where it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

We have lease agreements with lease and non-lease components, which we do not separate. Non-components, for example property taxes and insurances, are accounted for on an accrual basis. For certain equipment leases, such as cinema equipment, we account for the lease and non-lease components as a single lease component.

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

Legal costs relating to our litigation matters, whether we are the plaintiff or the defendant, are recorded when incurred. For the years ended December 31, 2025, 2024, and 2023, we recorded gains/(losses) relating to litigation settlements of $nil, $450,000 and ($265,000), respectively.

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

The carrying values of our Australian and New Zealand assets fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian and New Zealand dollars. Presented in the table below are the currency exchange rates for Australia and New Zealand as of and for the three years ended December 31, 2025:

	As of and for the year ended December 31, 2025	As of and for the year ended December 31, 2024	As of and for the year ended December 31, 2023
Spot Rate
Australian Dollar	0.6669	0.6185	0.6828
New Zealand Dollar	0.5755	0.5596	0.6340
Average Rate
Australian Dollar	0.6449	0.6596	0.6647
New Zealand Dollar	0.5819	0.6051	0.6145

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

New Accounting Standards and Accounting Changes

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

On December 16, 2024, we adopted ASU 2023-07: Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU expands the disclosures required by public entities for reportable segments. Adoption of the ASU has had no material effect on our consolidated financial statements from a recognition and measurement perspective, and has not altered our reportable segments, but has enhanced our disclosure of certain expenses and profitability measurement.

ASU 2023-09 Income Taxes: Improvements to Income Tax Disclosures

Effective year ended December 31, 2025, we adopted ASC 2023-09 Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require entities to disclose on an annual basis (i) specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that entities disclose various information about income taxes paid and (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and (ii) foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Adoption of the ASU has had no material effect on our consolidated financial statements from a recognition and measurement perspective, but has enhanced our disclosure of certain income tax matters.

Recently Announced:

ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASC 2024-03, Income Statement (Subtopic 220-40)—Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 require that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. ASU 2024-03 is effective for the Company for the year ended December 31, 2027. The Company is currently evaluating the impact of this new standard on our consolidated financial statements upon adoption.

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

Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our President, Chief Executive Officer and Vice Chair of the Board of Directors, the chief operating decision-maker (“CODM”) of the Company. The CODM is responsible for the allocation of resources to, and the assessment of the performance of, our operating segments. The CODM determines, among other things:

-the execution, renewal or termination of cinema leases

-the execution, renewal or termination of third-party tenant leases

-significant capital expenditures

-internal resource allocation

-operational budgets.

Segment operating income is a key measure of profit or loss used by the CODM to assess segment performance and allocate resources. Segment operating income includes certain amounts charged by our real estate segment to our cinema exhibition segment where a cinema is a tenant of the real estate segment. These charges are eliminated for consolidated financial statement purposes in the consolidated income statement but are presented gross to the CODM.

The tables below summarize the results of operations for each of our business segments, presenting a reconciliation of segment revenue to operating segment income, and the impact of inter-segment transactions.

	2025			2024			2023
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$188,603	$14,385	$202,988	$195,130	$15,397	$210,527	$207,641	$15,103	$222,744
Inter-segment revenue (1)	—	4,036	4,036	—	4,609	4,609	—	4,767	4,767
Total segment revenue	188,603	18,421	207,024	195,130	20,006	215,136	207,641	19,870	227,511
Operating expense
Operating Expense - Third Party	(168,328)	(7,463)	(175,791)	(179,377)	(9,243)	(188,620)	(187,418)	(8,763)	(196,181)
Inter-Segment Operating Expenses (1)	(4,036)	—	(4,036)	(4,609)	—	(4,609)	(4,767)	—	(4,767)
Total of services and products (excluding depreciation and amortization)	(172,364)	(7,463)	(179,827)	(183,986)	(9,243)	(193,229)	(192,185)	(8,763)	(200,948)
Depreciation and amortization	(8,457)	(4,314)	(12,771)	(10,232)	(5,160)	(15,392)	(11,335)	(6,376)	(17,711)
General and administrative expense	(4,139)	(727)	(4,866)	(3,709)	(924)	(4,633)	(3,997)	(940)	(4,937)
Total operating expense	(184,960)	(12,504)	(197,464)	(197,927)	(15,327)	(213,254)	(207,517)	(16,079)	(223,596)
Segment operating income (loss)	$3,643	$5,917	$9,560	$(2,797)	$4,679	$1,882	$124	$3,791	$3,915

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the financial years ended December 31, 2025, 2024 and 2023 is as follows:

		Year Ended
(Dollars in thousands)		December 31, 2025	December 31, 2024	December 31, 2023
REVENUE
United States	Admissions revenue	$54,214	$55,782	$63,662
	Concessions revenue	35,523	34,314	38,884
	Advertising and other revenue	9,751	9,842	11,252
		$99,488	$99,938	$113,798

Australia	Admissions revenue	$47,414	$48,186	$48,630
	Concessions revenue	24,373	27,670	26,119
	Advertising and other revenue	5,949	6,176	5,276
		$77,736	$82,032	$80,025

New Zealand	Admissions revenue	$7,256	$7,663	$8,509
	Concessions revenue	3,541	4,375	4,585
	Advertising and other revenue	582	1,122	724
		$11,379	$13,160	$13,818

Total revenue		$188,603	$195,130	$207,641

OPERATING EXPENSE
United States	Film rent and advertising cost	$(28,971)	$(30,315)	$(34,182)
	Food & beverage cost	(9,108)	(9,071)	(10,070)
	Occupancy expense	(16,962)	(22,516)	(25,090)
	Labor cost	(16,482)	(17,323)	(17,397)
	Utilities	(5,413)	(5,973)	(6,856)
	Cleaning and maintenance	(6,670)	(6,664)	(8,155)
	Other operating expenses	(8,665)	(7,948)	(9,459)
		$(92,271)	$(99,810)	$(111,209)

Australia	Film rent and advertising cost	$(21,081)	$(22,124)	$(21,814)
	Food & beverage cost	(5,290)	(6,141)	(5,609)
	Occupancy expense	(17,708)	(18,086)	(17,207)
	Labor cost	(13,613)	(14,040)	(13,243)
	Utilities	(3,207)	(2,861)	(2,545)
	Cleaning and maintenance	(4,614)	(5,069)	(4,696)
	Other operating expenses	(3,342)	(3,597)	(3,313)
		$(68,855)	$(71,918)	$(68,427)

New Zealand	Film rent and advertising cost	$(3,313)	$(3,474)	$(3,858)
	Food & beverage cost	(733)	(947)	(911)
	Occupancy expense	(2,883)	(3,106)	(3,081)
	Labor cost	(2,115)	(2,385)	(2,417)
	Utilities	(501)	(394)	(435)
	Cleaning and maintenance	(759)	(886)	(971)
	Other operating expenses	(934)	(1,066)	(876)
		$(11,238)	$(12,258)	$(12,549)

Total operating expense		$(172,364)	$(183,986)	$(192,185)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(4,403)	$(5,011)	$(5,911)
	General and administrative expense	(2,594)	(2,368)	(2,502)
		$(6,997)	$(7,379)	$(8,413)

Australia	Depreciation and amortization	$(3,623)	$(4,763)	$(4,824)
	General and administrative expense	(1,355)	(1,325)	(1,495)
		$(4,978)	$(6,088)	$(6,319)

New Zealand	Depreciation and amortization	$(432)	$(458)	$(600)
	General and administrative expense	(189)	(16)	—
		$(621)	$(474)	$(600)

Total depreciation, amortization, general and administrative expense		$(12,596)	$(13,941)	$(15,332)

OPERATING INCOME (LOSS) - CINEMA
United States		$220	$(7,251)	$(5,824)
Australia		3,903	4,026	5,279
New Zealand		(480)	428	669
Total Cinema operating income (loss)		$3,643	$(2,797)	$124

A reconciliation of real estate segment revenue to segment operating income for the financial years ended December 31, 2025, 2024 and 2023 is as follows:

		Year Ended
(Dollars in thousands)		December 31, 2025	December 31, 2024	December 31, 2023
REVENUE
United States	Live theater rental and ancillary income	$2,638	$2,024	$1,803
	Property rental income	4,243	4,221	4,395
		6,881	6,245	6,198
Australia	Property rental income	10,659	12,341	12,163
New Zealand	Property rental income	881	1,420	1,509
Total revenue		$18,421	$20,006	$19,870

OPERATING EXPENSE
United States	Live theater cost	$(1,048)	$(1,024)	$(765)
	Occupancy expense	(734)	(694)	(789)
	Utilities	(93)	(116)	(184)
	Cleaning and maintenance	(198)	(183)	(170)
	Other operating expenses	(1,073)	(1,096)	(1,237)
		$(3,146)	$(3,113)	$(3,145)

Australia	Occupancy expense	$(1,829)	$(1,988)	$(1,956)
	Labor cost	(174)	(247)	(218)
	Utilities	(131)	(72)	(73)
	Cleaning and maintenance	(853)	(983)	(927)
	Other operating expenses	(736)	(929)	(892)
		$(3,723)	$(4,219)	$(4,066)

New Zealand	Occupancy expense	$(167)	$(474)	$(418)
	Labor cost	(2)	(22)	(99)
	Utilities	(5)	(62)	(53)
	Cleaning and maintenance	(4)	(44)	(33)
	Other operating expenses	(416)	(1,309)	(949)
		(594)	(1,911)	(1,552)

Total operating expense		$(7,463)	$(9,243)	$(8,763)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(2,500)	$(2,628)	$(3,104)
	General and administrative expense	(649)	(866)	(700)
		(3,149)	(3,494)	(3,804)

Australia	Depreciation and amortization	$(1,580)	$(2,091)	$(2,514)
	General and administrative expense	(76)	(58)	(240)
		(1,656)	(2,149)	(2,754)

New Zealand	Depreciation and amortization	(235)	(441)	(758)
	General and administrative expense	(1)	—	—
		(236)	(441)	(758)

Total depreciation, amortization, general and administrative expense		$(5,041)	$(6,084)	$(7,316)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$586	$(362)	$(751)
Australia		5,280	5,973	5,343
New Zealand		51	(932)	(801)
Total real estate operating income (loss)		$5,917	$4,679	$3,791

A reconciliation of segment operating income to income before income taxes is as follows:

(Dollars in thousands)	2025	2024	2023
Segment operating income (loss)	$9,560	$1,882	$3,915
Unallocated corporate expense:
Depreciation and amortization expense	(427)	(387)	(711)
General and administrative expense	(14,440)	(15,528)	(15,235)
Interest expense, net	(17,930)	(21,154)	(19,418)
Equity earnings (loss) of unconsolidated joint ventures	560	(387)	456
Gain (loss) on sale of assets	8,365	(1,371)	562
Gain (loss) on acquisition of noncontrolling interest	2,691	—	—
Other (expense) income	(2,178)	1,528	(164)
Income (loss) before income taxes	$(13,799)	$(35,417)	$(30,595)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	December 31,
(Dollars in thousands)	2025	2024
By segment:
Cinema	$184,162	$191,008
Real estate	176,396	207,044
Corporate (1)	74,371	72,959
Total assets	$434,929	$471,011
By country:
United States	$245,169	$264,284
Australia	166,026	167,667
New Zealand	23,734	39,060
Total assets	$434,929	$471,011

(1)Corporate Assets includes cash and cash equivalents of $10.5 million and $12.3 million as of December 31, 2025 and 2024, respectively.

The following table sets forth our operating properties, net, by country:

	December 31,
(Dollars in thousands)	2025	2024
United States	$140,179	$146,531
Australia	58,934	59,081
New Zealand	8,861	9,082
Total operating properties, net	$207,974	$214,694

The table below summarizes capital expenditures for the three years ended December 31, 2025:

(Dollars in thousands)	2025	2024	2023
Segment capital expenditures	$1,498	$2,028	$4,711
Corporate capital expenditures	—	—	—
Total capital expenditures	$1,498	$2,028	$4,711

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three years ended December 31, 2025:

(Dollars in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(14,140)	$(35,301)	$(30,673)
Denominator:
Weighted average shares of common stock – basic	22,652,270	22,401,662	22,222,635
Weighted average dilutive impact of stock-based awards	—	—	—
Weighted average shares of common stock – diluted	22,652,270	22,401,662	22,222,635
Basic earnings (loss) per share	$(0.62)	$(1.58)	$(1.38)
Diluted earnings (loss) per share	$(0.62)	$(1.58)	$(1.38)
Awards excluded from diluted earnings (loss) per share	3,696,662	1,047,592	1,329,795

Outstanding awards of 3,696,662 shares for the year ended December 31, 2025 and 1,047,592 shares for the year ended December 31, 2024, were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

NOTE 6 – REAL ESTATE TRANSACTIONS

Discussed below are the real estate transactions affecting the presentation in our consolidated balance sheets as of December 31, 2025 and 2024, and the profitability determination in our consolidated statements of income for the three years ended December 31, 2025, 2024 and 2023.

Real Estate Monetizations

In order to support our liquidity, we have monetized certain of our real estate holdings. Details of those monetizations for the years ended December 31, 2025, 2024 and 2023, are provided below.

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

Wellington, New Zealand property assets

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

Maitland, New South Wales

On October 25, 2023, we monetized our property in Maitland, NSW, Australia, for $1.8 million (AU$2.8 million). The property consisted of a cinema building and associated land. The purchaser is leasing back the Reading Cinema to our Company on a 12 month lease.

The gain on sale of this property is calculated as follows:

December 31,
(Dollars in thousands)	2023
Sales price	$1,774
Net book value	(835)
Gain on sale, gross of direct costs	939
Direct sale costs incurred	(139)
Gain on sale, net of direct costs	$800

Disposal Groups Held for Sale

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

Real Estate Acquisitions

On December 19, 2025, we purchased Sutton Hill Associates, a California general partnership. As a consequence of that transaction we took on $13.6 million in long term debt owed by Sutton Hill Associates to a third party, and short term payables in the amount of $7.1 million owed by our Company to certain Sutton Hill Associates subsidiaries were eliminated on consolidation. The long term debt is carried on our balance sheet at $7.6 million, reflecting the fact that the debt has a term maturing on September 30, 2035, with no interim payments of principal, is unsecured and bears interest at only 4.75% per annum payable quarterly in arrears. A description of this transaction is provided at Note 21 – Related Parties.

NOTE 7 – PROPERTIES AND EQUIPMENT

Operating Property, Net

Property associated with our operating activities is summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Land	$48,389	$47,267
Building and improvements	170,906	166,451
Leasehold improvements	48,652	49,444
Fixtures and equipment	149,251	143,773
Construction-in-progress	1,964	1,987
Total cost	419,162	408,922
Less: accumulated depreciation	(211,188)	(194,228)
Operating Properties, net	$207,974	$214,694

Of our total operating properties as disclosed above, the gross and carrying amounts of the portion of our properties currently on lease or held for leasing as of December 31, 2025 and 2024 are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Building and improvements
Gross balance	$115,731	$113,424
Less: Accumulated depreciation	(25,232)	(21,692)
Net Book Value	$90,499	$91,732

Depreciation expense for operating property was $13.1 million, $15.5 million, and $18.3 million for the year ended December 31, 2025, 2024 and 2023, respectively.

NOTE 8 – LEASES

As Lessee

The components of lease expense are as follows:

	December 31,
(Dollars in thousands)	2025	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$41	$41	$25
Interest on lease liabilities	2	5	1
Operating lease cost	28,653	29,314	32,877
Variable lease cost	(11)	2,809	1,501
Total lease cost	$28,685	$32,169	$34,404

Supplemental cash flow information related to leases is as follows:

	December 31,
(Dollars in thousands)	2025	2024
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$44	$44
Operating cash flows for operating leases	23,503	25,531
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,231	$9,066

Supplemental balance sheet information related to leases is as follows:

	December 31,
(Dollars in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$159,659	$160,873
Operating lease liabilities - current portion	20,081	20,747
Operating lease liabilities - non-current portion	162,919	161,702
Total operating lease liabilities	$183,000	$182,449
Finance leases
Property plant and equipment, gross	$225	$217
Accumulated depreciation	(225)	(175)
Property plant and equipment, net	$—	$42
Other current liabilities	—	43
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$43

Other information
Weighted-average remaining lease term - finance leases	-	1
Weighted-average remaining lease term - operating leases	10	11
Weighted-average discount rate - finance leases	Nil	7.07%
Weighted-average discount rate - operating leases	5.04%	4.86%

The Maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2026	$29,197	$—
2027	26,662	—
2028	25,293	—
2029	23,851	—
2030	21,653	—
Thereafter	111,402	—
Total lease payments	$238,058	$—
Less imputed interest	(55,058)	—
Total	$183,000	$—

As of December 31, 2025, we have no commitments for leases that are yet to commence.

As Lessor

Lease income relating to operating lease payments was as follows:

	December 31,
(Dollars in thousands)	2025	2024
Components of lease income
Lease payments	$10,194	$10,919
Variable lease payments	524	742
Total lease income	$10,718	$11,661

The Maturity of our leases were as follows:

(Dollars in thousands)	Operating leases
2026	$10,037
2027	9,745
2028	9,683
2029	9,104
2030	8,226
Thereafter	23,656
Total	$70,451

NOTE 9 – INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. The table below summarizes our active investment holdings in two unconsolidated joint ventures:

		December 31,
(Dollars in thousands)	Interest	2025	2024
Mt. Gravatt	33.3%	$3,270	$3,138
Rialto Cinemas	50.0%	(6)	—
Total Joint Ventures		$3,264	$3,138

Our recorded share of equity earnings (losses) from our investments in unconsolidated joint ventures are as follows:

(Dollars in thousands)	2025	2024	2023
Mt. Gravatt	$621	$479	$526
Rialto Cinemas	(61)	(866)	(70)
Total equity earnings	$560	$(387)	$456

Mt. Gravatt

We own an undivided 33.3% interest in Mt. Gravatt, an unincorporated joint venture that owns and operates a sixteen-screen multiplex cinema in Australia.

Rialto Cinemas

We own an undivided 50.0% interest in the assets and liabilities of the Rialto Entertainment joint venture that owns and operates two (2) movie theaters, with 13 screens in New Zealand. In December 2024 we fully impaired our investment in this joint venture, as its performance has not recovered to the extent that we believe its reduced performance is other than temporary. We recorded this impairment to ‘equity earnings (losses) from our investments in unconsolidated joint ventures’ in the consolidated income statement. As we are responsible for our share of the losses in this equity, we continue to record our share of its net income/(loss).

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

The table below summarizes goodwill by business segment:

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at January 1, 2024	$20,311	$5,224	$25,535
Foreign currency translation adjustment	(1,823)	—	(1,823)
Balance at December 31, 2024	$18,488	$5,224	$23,712
Foreign currency translation adjustment	891	—	891
Balance at December 31, 2025	$19,379	$5,224	$24,603

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. The most recent annual assessment occurred in the fourth quarter of 2025. The assessment results, as described at Note 2 - Liquidity, indicated that there is no impairment to our goodwill as of December 31, 2025.

The tables below summarize intangible assets other than goodwill:

	December 31, 2025
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,303	$23,785
Less: accumulated amortization	(10,313)	(8,229)	(3,667)	(22,209)
Less: impairment charges	—	—	—	—
Net intangible assets other than goodwill	$145	$795	$636	$1,576

	December 31, 2024
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,349	$23,831
Less: accumulated amortization	(10,290)	(8,102)	(3,639)	(22,031)
Less: impairment charges	—	—	—	—
Net intangible assets other than goodwill	$168	$922	$710	$1,800

Beneficial leases relate to our operations as lessor. Trade names are amortized using an accelerated amortization method over an estimated useful life of 30 years, and other intangible assets over their estimated useful life of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets, with a balance of $668,000 and $745,000 as of December 31, 2025 and 2024).

For the years ended December 31, 2025, 2024, and 2023, our amortization expense was $140,000, $247,000, and $297,000, respectively.

As of December 31, 2025, the estimated amortization expense for our amortizable intangibles, in the five succeeding years and thereafter is as follows:

(Dollars in thousands)	Estimated Future Amortization Expense
2026	$127
2027	116
2028	106
2029	96
2030	96
Thereafter	367
Total future amortization expense	$908

NOTE 11 – PREPAID AND OTHER ASSETS

Prepaid and other assets are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Prepaid and other current assets
Prepaid expenses	$1,137	$1,473
Prepaid taxes	762	853
Prepaid rent	—	14
Deposits	368	314
Investments in marketable securities	14	14
Total prepaid and other current assets	$2,281	$2,668
Other non-current assets
Other non-cinema and non-rental real estate assets	$674	$674
Investment in Reading International Trust I	838	838
Straight-line rent asset	11,499	7,279
Long-term deposits	8	8
Other	399	—
Total non-current assets	$13,418	$8,799

NOTE 12 - INCOME TAXES

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

Income before income taxes includes the following:

(Dollars in thousands)	2025	2024	2023
United States	$(18,488)	$(30,056)	$(29,986)
Foreign	4,129	(4,974)	(1,065)
Income (loss) before income taxes and equity earnings of unconsolidated joint ventures	$(14,359)	$(35,030)	$(31,051)
Equity earnings of unconsolidated joint ventures:
United States	—	—	—
Foreign	560	(387)	456
Income (loss) before income taxes	$(13,799)	$(35,417)	$(30,595)

Significant components of the provision for income taxes are as follows:

(Dollars in thousands)	2025	2024	2023
Current income tax expense (benefit)
Federal	$—	$—	$(800)
State	40	42	49
Foreign	2,396	1,441	927
Total	2,436	1,483	176
Deferred income tax expense (benefit)
Federal	2	2	2
State	—	—	(2)
Foreign	(1,585)	(1,004)	414
Total	(1,583)	(1,002)	414
Total income tax expense (benefit)	$853	$481	$590

Deferred income taxes reflect the “temporary differences” between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Deferred Tax Assets:
Net operating loss carry-forwards	$39,979	$37,162
Foreign Tax Credit	3,743	3,743
Compensation and employee benefits	2,906	3,210
Deferred revenue	3,099	2,863
Accrued expenses	32,442	22,926
Lease obligations	36,245	39,477
Land and property	1,168	3,450
Other	167	51
Total Deferred Tax Assets	119,749	112,882
Deferred Tax Liabilities:
Lease liabilities	(46,074)	(44,363)
Accrued taxes	(613)	(588)
Intangibles	(324)	(450)
Other	—	—
Total Deferred Tax Liabilities	(47,011)	(45,401)
Net deferred tax assets before valuation allowance	72,738	67,481
Valuation allowance	(70,119)	(66,528)
Net deferred tax asset	$2,619	$953

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As of December 31, 2025, based on all available evidence, we believe the U.S., state, and New Zealand deferred tax assets do not support a conclusion of being more-likely-than-not to be realized. Accordingly, we recorded an increase to valuation allowance of $70.1 million. We reassess the valuation allowance quarterly and a tax benefit is recorded if future evidence allows for a partial or full release of the valuation allowance.

As of December 31, 2025, we had the following carry-forwards:

•approximately $105.4 million in Federal loss carry-forwards with no expiration date;

•approximately $77.3 million in California loss carry-forwards expiring in 2045;

•approximately $42.8 million in Hawaii loss carry-forwards expiring in 2045;

•approximately $4.7 million in New Jersey state loss carry-forwards expiring in 2045;

•approximately $57.1 million in New York state loss carry-forwards expiring in 2045;

•approximately $48.8 million in New York city loss carry-forwards expiring in 2045; and,

We expect no substantial limitations on the future use of U.S. loss carry-forwards.

We adopted ASU 2023-09 Income Taxes (Topic 740): Improvements To Income Tax Disclosures on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

(Dollars in thousands)	2025	% of pre-tax income
U.S. Federal Statutory Tax Rate	$(2,898)	$21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect
Foreign Tax Effects	33	(0.2)%
Australia
Statutory tax rate difference between Australia and United States	146	(1.1)%
New Zealand
Statutory tax rate difference between New Zealand and United States	215	(1.6)%
Change in Valuation Allowance	(1,050)	7.6%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—
Effect of Cross-Border Tax Laws	—	—
Tax Credits	—	—
Change in Valuation Allowance	3,449	(25.0)%
Nontaxable or Nondeductible Items	546	(4.0)%
Change in Unrecognized Tax Benefits	252	(1.8)%
Other Adjustments	160	(1.2)%
Total income tax expense (benefit)	$853	$(6.2)%

The following table presents the require disclosure prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and December 31, 2023:

(Dollars in thousands)	2024	2023
Expected tax provision (benefit)	$(7,276)	$(6,425)
Foreign tax rate differential	(399)	30
Change in valuation allowance	6,572	6,781
State and local tax provision	42	48
Unrecognized tax benefits	308	(398)
Subpart F	1,049	—
Other	185	554
Total income tax expense (benefit)	$481	$590

The undistributed earnings of the Company's Australian and New Zealand subsidiaries are not indefinitely reinvested. Due to the enactment of the Tax Cuts and Jobs Act of 2017, future repatriations of foreign earnings will generally not be subject to U.S. federal taxation but may incur minimal state taxes.

The following table is a summary of the activity related to unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2025, 2024, and 2023:

(Dollars in thousands)	2025	2024	2023
Unrecognized tax benefits – gross beginning balance	$11,114	$11,114	$11,454
Gross increase (decrease) - prior year tax positions	—	—	(340)
Gross increase (decrease) - current year tax positions	—	—	—
Settlements	—	—	—
Unrecognized tax benefits – gross ending balance	$11,114	$11,114	$11,114

As of December 31, 2025 and 2024, if recognized, $11.1 million and $11.1 million respectively, of the unrecognized tax benefits would impact the Company’s effective tax rate.

During the year ended December 31, 2025, we recorded an increase to tax interest of $245,000, resulting in a total $1.0 million in interest. During the year ended December 31, 2024, we recorded an increase to tax interest of $310,000, resulting in a total $801,000 in interest.

It is difficult to predict the timing and resolution of uncertain tax positions. Based upon the Company’s assessment of many factors, including past experience and judgments about future events, it is probable that within the next 12 months the reserve for uncertain tax positions will increase within a range of $500,000 to $1.5 million. The reasons for such change include but are not limited to tax positions expected to be taken during 2025, revaluation of current uncertain tax positions, and expiring statutes of limitations.

As of December 31, 2025, federal income tax returns for 2022 and after are open for examination. California worldwide unitary income tax returns for 2021 and after are open for examination. The Company’s net operating loss carry-forwards are subject to examination until they are fully utilized or expired. Some of the tax years which the losses originated from are currently closed. Australia income tax returns for calendar years 2021 and after are open for examination. Generally, New Zealand returns for calendar years 2020 and after remain open for examination.

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

(Dollars in thousands)	2025
Federal taxes	$—
State taxes	29
Foreign taxes:
Australia	2,446
New Zealand	77
Total cash taxes paid	$2,552

NOTE 13 – BORROWINGS

The Company’s borrowings at December 31, 2025 and 2024, net of deferred financing costs and incorporating the impact of interest rate swaps on our effective interest rates, are summarized below:

	As of December 31, 2025
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,617	8.10%	8.10%
Bank of America Credit Facility (US)	September 18, 2026	6,200	6,200	6,200	10.75%	10.75%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2026	19,841	19,841	19,766	9.46%	9.46%
Minetta & Orpheum Theatres Loan (US)	June 1, 2026	6,829	6,829	6,819	7.00%	7.00%
Union Square Financing (US) (3)	November 6, 2026	49,000	46,641	46,184	10.87%	10.87%
Nationwide Theaters Corp. (US) (4)	September 30, 2035	13,648	13,648	7,648	4.75%	12.66%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2030	64,019	64,019	63,732	5.25%	5.25%
		$187,450	$185,091	$177,966

(1)Net of deferred financing costs amounting to $1.1 million and debt discounts (4).

(2)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2025.

(3)This loan has an option to extend for one year, which is within our control and we intend to exercise.

(4)This debt is carried net of debt discounts of $6.0 million.

	As of December 31, 2024
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,394	8.85%	8.85%
Bank of America Credit Facility (US)	August 18, 2025	14,750	14,750	14,699	10.50%	10.50%
Cinemas 1, 2, 3 Term Loan (US)	April 1, 2025	20,682	20,682	20,594	9.57%	9.57%
Minetta & Orpheum Theatres Loan (US)	June 1, 2025	7,464	7,464	7,446	7.00%	7.00%
Union Square Financing (US)	May 6, 2025	55,000	47,141	47,049	11.78%	11.78%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2026	61,850	61,850	61,740	6.12%	6.12%
NAB Bridge Facility (AU)	April 30, 2025	12,370	12,370	12,361	6.16%	6.16%
Westpac Bank Corporate (NZ)	March 31, 2025	10,543	10,543	10,543	6.95%	6.95%
Total		$210,572	$202,713	$201,826

(1)Net of deferred financing costs amounting to $0.9 million.

(2)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2024.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

(Dollars in thousands)	December 31,
Balance Sheet Caption	2025	2024
Debt - current portion	$35,999	$69,193
Debt - long-term portion	114,350	105,239
Subordinated debt - long-term portion	27,617	27,394
Total borrowings	$177,966	$201,826

Debt denominated in USD

Trust Preferred Securities (“TPS”)

On February 5, 2007, we issued $51.5 million in 20-year fully subordinated notes to a trust over which we have significant influence, which in turn issued $51.5 million in securities. Of the $51.5 million, $50.0 million in TPS were issued to unrelated investors in a private placement and $1.5 million of common trust securities were issued by the trust to Reading called “Investment in Reading International Trust I” on our balance sheets. Effective May 1, 2012, the interest rate on our Trust Preferred Securities changed from a fixed rate of 9.22%, which was in effect for five years, to a variable rate of three month LIBOR plus 4.00%, which will reset each quarter through the end of the loan unless we exercise our right to re-fix the rate at the current market rate at that time. There are no principal payments due until maturity in 2027 when the notes and the trust securities are scheduled to be paid in full. We may pay off 100% of the principal amount without any penalty. The trust is essentially a pass through, and the transaction is accounted for on our books as the issuance of fully subordinated notes. The credit facility includes a number of affirmative and negative covenants designed to monitor our ability to service the debt. The most restrictive covenant of the facility requires that we must maintain a fixed charge coverage ratio at a certain level. However, on December 31, 2008, we secured a waiver of all financial covenants with respect to our TPS for a period of nine years (through December 31, 2017), in consideration of the payment of $1.6 million, consisting of an initial payment of $1.1 million, a payment of $270,000 made in December 2011, and a payment of $270,000 in December 2014. The covenant waiver expired January 1, 2018, after which a further covenant waiver was secured on October 11, 2018 for the remaining term of the loan, in consideration of payments totaling $1.6 million, consisting of an initial payment of $1.1 million paid on October 31, 2018, and a further payment made of $270,000 in October 2021 and $225,000 made in October 2025.

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

During the year ended December 31, 2025, we paid preferred dividends on our outstanding TPS that are included in interest expense to unrelated investors of $2.4 million. We paid $2.6 million in 2024 and paid $2.5 million in 2023. At December 31, 2025 and 2024, we had preferred dividends payable on our TPS of $372,000 and $406,000, respectively. Interest payments for this loan are required every three months.

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

On April 3, 2025, we further amended the facility to defer certain scheduled pay downs, which were subsequently paid upon the sale of our Cannon Park property. On July 3, 2025, we extended the maturity date to May 18, 2026, and on December 29, 2025, further extended the maturity to September 18, 2026.

Cinemas 1,2,3 Term Loan

Our $20.4 million Cinemas 1,2,3 Term Loan is held by Sutton Hill Properties LLC (“SHP). On February 26, 2025, we exercised the last of our extension options on this loan, extending the maturity to October 1, 2025. The loan is with Valley National Bank, which carries an interest rate of 5.0% above monthly SOFR, with a floor of 7.50%. On November 13, 2025, we extended the maturity of this loan to October 1, 2026.

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

Nationwide Theaters Corp.

As part of the acquisition of Sutton Hill Associates detailed at Note 21 – Related Parties, we assumed $13.6 million of notes payable to Nationwide Theaters Corp. The notes are due in full on September 30, 2035, with interest of 4.75% per annum paid on a quarterly basis. Acquired as part of the Sutton Hill Acquisition, we carry this debt at the calculated fair value of $7.6 million based on an effective interest rate of 12.66%.

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

Debt extinguished during 2025

NAB Bridge Facility

On May 21, 2025, we repaid our AU$20.0 million NAB Bridge Facility.

New Zealand Westpac Bank Corporate Credit Facility

On January 31, 2025, we repaid our Westpac Bank Corporate Credit.

Aggregate amount of future principal debt payments

As of December 31, 2025, our aggregate amount of future principal debt payments is estimated as follows:

(Dollars in thousands)	Future Principal Debt Payments
2026	$83,245
2027	30,847
2028	2,934
2029	2,934
2030	51,485
Thereafter	13,646
Total future principal debt payments	$185,091

The estimated amount of future principal payments in U.S. dollars is subject to change because the payments in U.S. dollars on the debt denominated in foreign currencies, which represent a significant portion of our total outstanding debt balance, will fluctuate based on the applicable foreign currency exchange rates.

NOTE 14 – PENSION AND OTHER LIABILITIES

Other liabilities including pension are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Current liabilities
Lease liability(2)	—	5,900
Accrued pension(1)	575	500
Security deposit payable	165	117
Finance lease liabilities	—	43
Other	34	33
Other current liabilities	$774	$6,593
Other liabilities
Accrued pension(1)	1,747	2,312
Lease make-good provision	6,284	5,908
Deferred rent liability	3,439	3,786
Environmental reserve	1,656	1,656
Other non-current liabilities	$13,126	$13,662

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

As a result of the above, included in our other current and non-current liabilities are accrued pension costs of $2.3 million and $2.8 million as of December 31, 2025 and 2024, respectively. The benefits of our pension plans are fully vested and therefore no service costs were recognized in 2025 and 2024. Our pension plans are unfunded.

The change in the SERP pension benefit obligation and the funded status are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Benefit obligation at January 1	$2,812	$3,330
Service cost
Interest cost	193	165
Payments made	(683)	(683)
Benefit obligation at December 31	$2,322	$2,812
Unfunded status at December 31	$(2,322)	$(2,812)

Amounts recognized in the balance sheet consists of:

	December 31,
(Dollars in thousands)	2025	2024
Current liabilities	$633	$547
Other liabilities - Non current	1,689	2,265
Total pension liability	$2,322	$2,812

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Net periodic benefit cost
Interest cost	$193	$165
Amortization of prior service costs	—	—
Amortization of net actuarial gain	151	172
Net periodic benefit cost	$344	$337
Items recognized in other comprehensive income
Net loss	$—	$—
Amortization of net loss	(151)	(172)
Total recognized in other comprehensive income	$(151)	$(172)
Total recognized in net periodic benefit cost and other comprehensive income	$193	$165

Items not yet recognized as a component of net periodic pension cost consist of the following:

	December 31,
(Dollars in thousands)	2025	2024
Unamortized actuarial loss	$1,346	$1,497
Accumulated other comprehensive income	$1,346	$1,497

The estimated unamortized actuarial loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $207,000 (gross of any tax effects).

The following table presents estimated future benefit payments for the next five years and thereafter as of December 31, 2025:

(Dollars in thousands)	Estimated Future Pension Payments
2026	$633
2027	607
2028	638
2029	444
2030	—
Thereafter	—
Total pension payments	$2,322

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

A reconciliation of the beginning and ending carrying amounts of the lease make-good provision is presented in the following table:

(Dollars in thousands)	As of and for the year ended December 31, 2025	As of and for the year ended December 31, 2024
Lease make-good provision, at January 1	$5,908	$6,050
Liabilities incurred during the year	32	59
Liabilities settled during the year	(213)	(71)
Liabilities remeasured during the year	—	—
Accretion expense	282	266
Effect of changes in foreign currency	275	(396)
Lease make-good provision, at December 31	$6,284	$5,908

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

Certain Civil Litigation

Putative Class Action Litigation

The Company is a defendant in two actions asserting putative class action claims under the Video Privacy Protection Act (the “VPPA”):  Daniel Valentini and Dallace Butler v. Reading International, Inc (2:24-cv-00255-RFB-MDC (D. Nev.)) (“The Valentini Case”), and Berryman v. Reading International, Inc. (1:24-cv-00750-PAE (S.D.N.Y.)) (“The Berryman Case”).  The plaintiffs in these cases allege that the Company is a video tape service provider and knowingly disclosed plaintiff’s movie purchase and video-viewing habits to third parties in violation of the VPPA. Valentini and Butler also allege violation of a parallel state statute (California Code section 1799.3, the “California Statute”). Berryman also asserts claims under a similar statute (New York General Business Law Section 671 et seq (the “NY Statute”) and under the NY Arts and Cultural Affairs Law Section 25.07(4) (the “NY AC Statute”) which regulates the disclosure requirements applicable to ticketing service charges and provides a right to recover “actual damages or fifty dollars per violation, whichever is greater.”

Only limited case law exists as to claims under VPPA, a federal statute enacted in 1988.  We have not identified any U.S. case in which an adverse VPPA judgment has been entered against a motion picture exhibition company on facts substantially similar to those alleged it this case.  Further, except as discussed below, the precedent that does exist suggests that theatres with websites selling tickets to cinema exhibitions are not video tape service providers under the statute, even if they operate websites to sell tickets.

The Company has filed motions to dismiss the Valentini and the Berryman claims under Federal rule of Procedure 12(b)(6) for failure to state a claim for which relief can be provided. The Valentini motion is on hold, pending the outcome of an appeal to the Ninth Circuit of a trial court decision which the Company believes, if affirmed, will likely result in the dismissal of the Valentini case. In the Berryman Case, the District Court initially denied the Company’s previously filed motion to dismiss at the pleadings stage on the basis that all allegations in the complaint, including allegations as to knowledge, were required to be assumed true.

Following subsequent developments in applicable case law, including decisions by the Second Circuit clarifying the scope of “personally identifiable information” under VPPA, the Company filed a renewed motion to dismiss the VPPA claims and NY Statute claims included in the Berryman Case. By Opinion and Order dated March 12, 2026, the District Court granted the Company’s motion and dismissed the VPPA and NY Statute claims in their entirety, without leave to amend. As a result of the Court’s ruling, no VPPA or NY Statute claims remain pending against the Company in the Berryman action.

Berryman also asserts claims under the NY AC Statute alleging deficiencies in the disclosure provided by our Company with respect to service charges to residents of New York who purchased tickets online to our New York cinemas. These claims were not the subject of the Company’s renewed motion to dismiss and remain pending. The Company believes that its disclosure satisfied the requirements of the NY AC Statute.

The Company believes that it has valid defenses to the Valentini Case VPPA claims.

Wellington Construction Damage Litigation

A subsidiary of the Company is the defendant in litigation in Wellington, New Zealand titled (Body Corporate 78693 v. Courtenay Car Park Limited & Ors CIV-2021-485-612 & CIV-2023-485-67) which involves various claims related to the dropping of a concrete beam onto adjacent property by a construction subcontractor working for the general contractor engaged by such subsidiary to do demolition work on our subsidiary’s property. Trial was completed on July 25, 2025, and in March 2026, the Court has issued its findings that, while our subsidiary would be liable to the plaintiff’s under a theory of strict liability due to the inherently dangerous nature of the construction activity, our subsidiary is entitled to full indemnity from its general contractor under both contractual indemnity and breach of contract theories of recovery. To the extent our general contractor should for any reason fail to make good on its indemnity obligations to us, our subsidiary’s liability is fully covered by insurance. As of the date of this disclosure, we have no present obligation to settle any amounts in relation to this matter, as the Court has assessed that obligation on other defendants.

Philadelphia Code Violation Litigation

During the third quarter of 2025, the Company was served with a petition styled City of Philadelphia-Plaintiff vs. Reading International, Inc. Control Number 25074006 filed in the Court of Common Pleas under the City’s Code Enforcement Case Program, which among other things, (i) alleges violations of certain sections of the Philadelphia Code on property allegedly owned or under the control of Reading International in Philadelphia; (ii) seeks an order imposing statutory fines and reinspection fees and allowing the Department of Licenses and Inspections to enter the premises identified as 1120 Callowhill Street, Philadelphia Pennsylvania (the “Premises”) to conduct an interior inspection; and (iii) seeks an order compelling the Defendants to correct all alleged violations. The Company believes that it has a variety of defenses to the claims, including defenses based on the fact, among other things, that some of the alleged violations were timely cured, that other allegations were timely appealed at the administrative level and that Reading International Inc. did not own the property in question (such property is owned by a subsidiary). The Company is in discussions with the City and is initiating measures including demolition of a building on the property and taking other actions to correct alleged violations through which we believe a resolution of the dispute will be accomplished. As the case was only recently filed, discovery has not yet begun, but based on our conversations with the City and our review of the facts, we do not currently believe that there is a reasonable likelihood that the litigation will result in a material liability to the Company.

NOTE 16 – NON-CONTROLLING INTERESTS

As of December 31, 2025, the non-controlling interests in our consolidated subsidiaries are comprised of the following:

•Australia Country Cinemas Pty Ltd. – 25% non-controlling interest owned by Panorama Group International Pty.;

•Shadow View Land and Farming, LLC – 50% non-controlling membership interest owned by either the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”) or the James J. Cotter Sr. Living Trust (the “Cotter Trust”); and,

The components of non-controlling interest are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Australian Country Cinemas, Pty Ltd	$143	$128
Shadow View Land and Farming, LLC	(2)	(2)
Sutton Hill Properties, LLC	—	(552)
Non-controlling interests in consolidated subsidiaries	$141	$(426)

The components of income/(loss) attributable to non-controlling interests are as follows:

(Dollars in thousands)	2025	2024	2023
Australian Country Cinemas, Pty Ltd	$62	$61	$51
Shadow View Land and Farming, LLC	—	—	1
Sutton Hill Properties, LLC	(574)	(658)	(564)
Net income (loss) attributable to non-controlling interests in consolidated subsidiaries	$(512)	$(597)	$(512)

Sutton Hill Properties, LLC

In December 2025, we acquired the 25% interest in Sutton Hill Properties that we did not already own via the acquisition of Sutton Hill Associates. See Note 21 – Related Parties.

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At December 31, 2025, there were 870,833 shares of Class A Common Stock available for issuance under the 2020 Plan.

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

Stock options to purchase 308,823 shares of Class A Common Stock were issued to the non-employee members of the Board of Directors upon their re-election to the Board in December 2025 for their services for their 2026 term. No other stock options were granted in 2025 to directors. On June 11, 2025, we issued options to purchase 2,087,885 shares of Class A Common Stock to our senior executives. These options have a two-year vesting and a five-year term and were granted in lieu of cash bonuses which would otherwise have been paid under our Company's Incentive Compensation Program. No other stock options were granted during 2025 to employees.

The weighted average assumptions used in the option-valuation model for option grants for the years 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Stock option exercise price	$1.41	$1.49	$1.92
Risk-free interest rate	3.88%	4.26%	4.12%
Expected dividend yield	—	—	—
Expected option life in years	5.50	5.50	5.50
Expected volatility	50.51%	55.26%	53.20%
Weighted average fair value	$0.57	$0.81	$1.01

We recorded stock-based compensation expense of $961,000, $783,000, and $50,000 for 2025, 2024, and 2023, respectively. At December 31, 2025, the total unrecognized estimated compensation cost related to non-vested stock options was $1.0 million which is expected to be recognized over a weighted average vesting period of 8.64 years. No cash was received from option exercises in 2025, 2024 or 2023.

The following is a summary of the status of RDI’s outstanding stock options for the three years ended December 31, 2025:

	Outstanding Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Outstanding - January 1, 2023	327,498	—	$15.87	$—	1.24	$—
Granted	207,657	—	1.92	—
Exercised	—	—	—	—		—
Expired	(122,376)	—	—	—
Outstanding - December 31, 2023	412,779	—	$14.19	$—	1.79	$—
Granted	1,499,755	—	1.49	—
Exercised	—	—	—	—		—
Expired	(205,122)	—	—	—
Outstanding - December 31, 2024	1,707,412	—	$1.63	$—	9.44	$—
Granted	2,396,708	—	1.41	—
Exercised	—	—	—	—		—
Expired	—	—	—	—
Outstanding - December 31, 2025	4,104,120	—	$1.49	$—	6.52	$—

The following is a summary of the status of RDI’s vested and unvested stock options as of December 31, 2025, 2024 and 2023:

	Vested and Unvested Stock Options
	Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class B	Class A	Class B	Class A&B	Class A&B
Vested
December 31, 2025	1,915,069	—	$1.64	$—	8.39	$—
December 31, 2024	207,657	—	0.48	—	8.94	—
December 31, 2023	205,122	—	15.92	—	0.56	—
Unvested
December 31, 2025	2,189,051	—	$1.43	$—	6.52	$—
December 31, 2024	1,499,755	—	1.62	—	9.44	—
December 31, 2023	207,657	—	4.54	—	1.79	—

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

During the years ended December 31, 2025 and December 31, 2024, we recognized compensation expense related to RSUs of $1.0 million and $1.6 million respectively. The total unrecognized compensation expense related to these unvested RSUs was $1.1 million as of December 31, 2025.

Below is a table that shows the restricted stock units that have been issued and vested during the years ending December 31, 2025 along with the dollar value of these awards. No RSUs have been issued since the end of 2023.

	Number of RSUs				$ value of RSUs
	Granted	Vested	Forfeited	Unvested	Granted	Vested	Forfeited	Unvested
2016	68,153	67,372	781	—	$815,160	$805,759	$9,400	$—
2017	70,538	70,006	532	—	1,124,348	1,115,852	8,496	—
2018	97,600	94,426	3,174	—	1,581,512	1,529,648	51,864	—
2019	59,258	56,154	3,104	—	944,070	894,065	50,005	—
2020	401,966	373,708	28,258	—	2,281,899	2,111,059	170,840	—
2021	361,593	333,040	28,554	—	2,185,222	2,001,875	183,347	—
2022	502,582	384,242	43,905	74,435	1,998,505	1,505,028	183,084	310,394
2023	671,682	324,802	8,464	338,416	2,173,049	1,051,150	27,343	1,094,556
Total	2,233,372	1,703,750	116,772	412,851	$13,103,765	$11,014,436	$684,379	$1,404,950

Stock Repurchase Plan

Our Stock Repurchase Program expired on March 10, 2024. It has not been renewed. No stock has been repurchased by our Company since March 10, 2020.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items(1)	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs(2)	Hedge Accounting Reserve(3)	Total
Balance at January 1, 2025	$(5,521)	$(18)	$(1,497)	$(137)	$(7,173)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	18	18
Amounts reclassified from accumulated other comprehensive income	—	—	—	63	63
Net change related to derivatives	—	—	—	81	81

Net current-period other comprehensive income	2,327	—	151	81	2,559
Balance at December 31, 2025	$(3,194)	$(18)	$(1,346)	$(56)	$(4,614)

(1)Net of income tax benefit of $23,000.

(2)Net of income tax expense of $55,000.

(3)Net of income tax expense of $25,000.

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

•Level 2: Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes our derivative financial instruments which are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of December 31, 2025 and 2024, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Also, our Level 1 financial instruments include cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying values of these financial instruments approximate the fair values due to their short maturities. There have been no changes in the methodologies used at December 31, 2025 and 2024. Additionally, there were no transfers of assets and liabilities between Levels 1, 2, or 3 during the three years ended December 31, 2025.

Recurring Fair Value Measurements

As of December 31, 2025 we had derivative instruments to the notional value of $32.2 million, carried and measured at fair value on a recuring basis of ($56,000). As of December 31, 2024, we had derivative instruments to the notional value of $33.0 million, carried and measured at fair value on a recuring basis of ($137,000).

Nonrecurring Fair Value Measurements

The following tables provide information about financial assets and liabilities not carried at fair value on a nonrecurring basis in our consolidated balance sheets:

		Carrying	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$157,178	$—	$—	$155,727	$155,727
Subordinated debt	Subordinated debt - current and long-term portion	27,913	—	—	27,886	27,886
Total		$185,091	$—	$—	$183,613	$183,613

		Carrying	Fair Value Measurements at December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Value(1)	Level 1	Level 2	Level 3	Total
Financial liabilities
Notes payable	Debt - current and long-term portion	$174,800	$—	$—	$174,994	$174,994
Subordinated debt	Subordinated debt	27,913	—	—	27,867	27,867
Total		$202,713	$—	$—	$202,861	$202,861

(1)These balances are presented gross of deferred financing costs.

NOTE 20 – HEDGE ACCOUNTING

As of December 31, 2025 the Company held interest rate derivatives in the total notional amount $32.2 million (AU$50.0 million). As of December 31, 2024, the Company held interest rate derivatives in the total notional amount $33.0 million (AU$50.0 million).

The derivatives are recorded on the balance sheet at fair value and are included in the following line items. We have no derivatives in asset positions:

	Liability Derivatives
	December 31,
	2025		2024
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$56	Derivative financial instruments - current portion	$—
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	137
Total derivatives designated as hedging instruments		$56		$137
Total derivatives		$56		$137

The changes in fair value are recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In 2025 and 2024, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2025	2024
Interest rate contracts	Interest expense, net	$72	$—
Total		$72	$—

	Loss Recognized in OCI on Derivatives (Effective Portion)		Loss Reclassified from OCI into Income (Effective Portion)			Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	Amount		Line Item	Amount		Line Item	Amount
	2025	2024		2025	2024		2025	2024
Interest rate contracts	$(18)	$137	Interest expense, net	$(71)	$—	Interest expense, net	$—	$—
Total	$(18)	$137		$(71)	$—		$—	$—

As of December 31, 2025, we expect to release $54,000 to earnings.

NOTE 21 – RELATED PARTIES

The following table identifies our related parties as of December 31, 2025, in accordance with ASC 850, Related Party Transactions:

Categories	Related Parties	Discussion Notes
• Principal Owners and immediate families	• Cotter Family’s Estate and Living Trust (controlling family) • Mark Cuban (above 10% voting ownership)
• Key Executive Officers and immediate families	• Ellen M. Cotter • Margaret Cotter • Gilbert Avanes • S Craig Tompkins • Robert F. Smerling • Mark Douglas

•President and Chief Executive Officer

•EVP Real Estate Development and Management (NY)

•EVP Chief Financial Officer and Treasurer

•EVP General Counsel

•President – U.S. Cinemas

•Managing Director, Australia and New Zealand

• Investments in Joint Ventures accounted for under equity method	• Rialto Cinemas • Mt. Gravatt	Refer to Note 9 – Investment in Unconsolidated Joint Ventures
• Other Affiliates	• Entities under common control • All subsidiaries of RDI

Refer to Exhibit 21 of this 2025 Form 10-K filing for the complete list of subsidiaries. Refer below for further discussions on certain key transactions with related parties, including those with minority interests.

Acquisition of Sutton Hill Associates

In 2025, we determined to wind up our long standing master lease agreement with Sutton Hill Capital, LLC (“SHC”) so as to give us (i) complete ownership of our Cinemas, 1,2,3 property and (ii) legal, as opposed to only beneficial, title to the ground lessee’s interest in the land and real property improvements constituting our Village East Property and to refinance certain short term debt with long term debt. Since the inception of the master lease, SHC has been owned by Sutton Hill Associates, a California general partnership, owned in equal parts by a third party and, initially, by James J. Cotter and now by the Cotter Estate (the “SHA General Partners”). On September 30, 2025, we entered into a purchase and sale agreement with SHA and the SHA General Parters to acquire all of the general partnership interests in SHA for $1.00 cash and the guaranty of certain long term third party indebtedness fair valued at $7.6 million. That transaction closed on December 19, 2025. Through our acquisition of SHA, we acquired SHC, and (a) SHC’s 25% interest in Sutton Hill Properties, LLC (“SHP”), the owner of the land and improvements constituting our Cinemas 1,2,3, property and (b) SHC’s ground lessee interest in the land and improvements constituting our Village East Theatre property (the “Village East Ground Lessee Interest”). At the time of the acquisition, we already owned the other 75% interest in SHP and the sub ground lease and personal property elements of our Village East Theatre property and had exercised, but not closed on, our option to acquire for $5.9 million the Village East Ground Lessee Interest. The $5.9 million option purchase price was at that time carried as a short term liability.

We accounted for the transaction as an asset acquisition under ASC 805-50. The identifiable assets acquired and liabilities assumed were recognized based on their fair values. The Company also concluded that SHA is a variable interest entity due to insufficient equity at risk and its reliance on financial support from the Company and the holder of the Nationwide note. Since the Company was, as of the acquisition date, the primary beneficiary of the consolidated subsidiary we therefore consolidated SHA into its financial statements in accordance with ASC 810-10 as of December 19, 2025 and removed the previously existing non-controlling interest. No goodwill was recognized, in accordance with ASC 805.

The assets and liabilities acquired through the SHA acquisition were:

•$13.6 million of long term promissory notes (the “Nationwide notes”). These promissory notes mature on September 30, 2035, and require only quarterly interest payments in arrears at 4.75% per annum. Under ASC 810 we recorded these notes at fair value computed by an independent valuer. The valuation provides for a 12.66% interest rate, leading to a fair value of $7.6 million. The valuation takes into consideration the low 4.75% per annum interest rate, and the 10 year maturity profile.

•Ground lessee’s interest in the Village East land and improvements. On August 28, 2019 we exercised our option to acquire for $5.9 million the ground lessee’s interest in the Village East Ground Lessee Interest. This cinema is the one remaining cinema that is subject to the master lease entered into with SHC in 2001. As part of the SHA acquisition, the $5.9 million option liability now becomes payable to a member of the Company’s consolidated group, and so eliminates on consolidation, along with the $1.2 million of deferred rent payable under the sub-ground lease.

•Acquisition of 25% interest in SHP. Following the SHA acquisition, we own 100% of SHP and, therefore, the interest in the Cinemas 1,2,3 cinema and the Valley National mortgage secured over the property (See Note 13 – Borrowings). We accounted for the change in ownership interest as the difference between the book value of the non-controlling interest in SHP at the time of the acquisition, and the fair value of the acquired 25% interest in SHP.

The transaction was non-cash, as liabilities were assumed in exchange for the relief of other liabilities. As a result of the acquisition we realized a gain of $2.7 million, calculated as:

(Dollars in thousands)
Fair value of Nationwide notes	$(7,570)
Fair value of non-controlling interest acquired	4,026
Consolidation of option liability owing to SHC	5,900
Consolidation of rent owing to SHC	1,180
Book value of minority interest at acquisition	(896)
Other immaterial assets acquired	51
Gain (loss) on noncontrolling interest acquisition	$2,691

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

NOTE 22 – SUBSEQUENT EVENTS

On February 27, 2026, we modified our Bank of America facility to defer current principal repayments. The maturity date and interest rate remain unchanged.

In February 2026, we classified our Cinemas 1,2,3 property as held for sale.

On March 4, 2026, we signed a purchase and sale agreement to monetize our Napier, New Zealand property. The transaction has proceeded to a due diligence period.

On March 30, 2026, in anticipation of the upcoming scheduled NAB debt repayments, NAB has agreed to reduce our minimum liquidity requirement for a limited defined period in 2026.

Schedule II – Valuation and Qualifying Accounts

	Balance at January 1	Increase	Decrease	Balance at December 31
Allowance for doubtful accounts
2025	$531	$33	63	$501
2024	$352	$252	73	$531
2023	$1,042	$97	787	$352
Tax valuation allowance
2025	$66,527	$3,592	—	$70,119
2024	$59,087	$7,440	—	$66,527
2023	$50,778	$8,309	—	$59,087

Item 9 – Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included in Part II, Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Evaluation of Disclosure Controls and Procedures

We have formally adopted a policy for disclosure controls and procedures that provides guidance on the evaluation of disclosure controls and procedures and is designed to ensure that all corporate disclosure is complete and accurate in all material respects and that all information required to be disclosed in the periodic reports submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods and in the manner specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. A disclosure committee consisting of the principal accounting officer, and senior officers of each significant business line and other select employees assisted the Chief Executive Officer and the Chief Financial Officer in this evaluation. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as required by the Securities Exchange Act Rule 13a-15(b) and 15d-15(b) as of the end of the period covered by this report.

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

Item 9B – Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “no-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

PART III

Items 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is hereby incorporated by reference from Reading International, Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which the Company intends to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(101) The following documents are filed as a part of this report:

101. Financial Statements

The following financial statements are filed as part of Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K, as summarized below:

2.  Financial Statements and Schedules for the years ended December 31, 2025, 2024, and 2023.

Description	Page
Schedule II – Valuation and Qualifying Accounts	96

3.  Exhibits

(b)  Exhibits

See Item (a) 3. Above.

I  Financial Statement Schedule

See Item (a) 2. Above.

EXHIBITS

Exhibit No.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.1*	Reading International, Inc.2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.2*	First Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 27, 2023 and incorporated herein by reference.
10.3*	Second Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 25, 2024 and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.5*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.6*	Form of Stock Option Agreement (Employee/Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.
10.7*	Form of Stock Option Agreement (Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.8*+	2023 Reading International, Inc. Executive Incentive Plan	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, and incorporated herein by reference.
10.9	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.10	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.11	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.12	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
10.13

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

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.

10.15	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.16	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.17	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.18	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Amendment Letter dated August 7, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.20	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.21	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference
10.22	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.
10.23†	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated here by reference.
10.24†	Variation Deed of the Corporate Markets Loan & Bank Guarantee Facility Agreement, dated December 16, 2022, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s report on Form 8- K (file no. 1-8625), filed on December 22, 2022, and incorporated herein by reference.
10.25	Amendment Deed dated May 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference..
10.26	Amendment Deed dated August 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.
10.27	Deed of Subordination dated October 26, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed asExhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
10.28†	Amendment Deed dated April 4, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.in by reference.
10.29†	Amendment Deed dated February 19, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference
10.30†	Amendment Deed dated April 2, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.
10.31†	Amendment Deed dated April 28, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.
10.32†+	Amendment Deed dated November 12, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed herewith
10.33†	Renewal and Amendment of Banking Facilities dated December 17, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited.	Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.34

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

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.36	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.37†	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated November 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.
10.38†	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on December 16, 2022, and incorporated herein by reference.
10.39†	Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 30, 2023, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2023, and incorporated herein by reference.
10.40†	Waiver and Sixth Amendment to Second Amended and Restated Credit Agreement, dated March 27, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2024, and incorporated herein by reference.
10.41	Waiver and Seventh Amendment to Second Amended and Restated Credit Agreement, dated October 3, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.36 to the Company’s Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.42	Waiver and Eighth Amendment to Second Amended and Restated Credit Agreement, dated January 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.43	Waiver and Ninth Amendment to Second Amended and Restated Credit Agreement, dated April 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the Quarter ended June 30, 2025, and incorporated herein by reference.
10.44†	Waiver and Tenth Amendment to Second Amended and Restated Credit Agreement, dated July 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the Quarter ended September 30, 2025, and incorporated herein by reference.
10.45†+	Waiver and Eleventh Amendment to Second Amended and Restated Credit Agreement, dated December 29, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed herewith.
10.46	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.47†	Amended and Restated Mortgage Promissory Note dated September 29, 2023, executed by Sutton Hill Properties, LLC in favor of Valley National Bank..	Filed as Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2025, and incorporated herein by reference.
10.48	Amended and Restated Mortgage and Security Agreement dated September 29, 2023, executed by Sutton Hill Properties, LLC in favor of Valley National Bank	Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K/A No. 2 and incorporated herein by reference.
10.49†	Mortgage Modification and Extension Agreement dated September 29, 2023, executed by Sutton Hill Properties, LLC and Valley National Bank.	Filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2025, and incorporated herein by reference.
10.50†	Note Modification Agreement dated October 1, 2024, executed by Sutton Hill Properties, LLC and Valley National Bank	Filed as Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the Quarter ended March 31, 2025, and incorporated herein by reference.
10.51†+	Note Modification Agreement dated October 1, 2025, executed by Sutton Hill Properties, LLC and Valley National Bank.	Filed herewith.
10.52†

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.

10.53

First Omnibus Loan Modification and Extension Agreement dated April 23, 2024, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.2 to the Company’s report on Form 10-Q for the period ended June 30, 2024, and incorporated herein by reference
10.54†

Second Omnibus Loan Modification and Extension Agreement dated May 2, 2025, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender.

Filed as Exhibit 10.2 to the Company’s report on Form 10-Q for the period ended June 30, 2025, and incorporated herein by reference.
10.55*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP.	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
19.1	Reading International, Inc. and Subsidiaries Insider Trading Policy	Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024 filed on April 21, 2025 and incorporated herein by reference.
19.2	Reading International, Inc. Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Designated Persons	Filed as Exhibit 19.2 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024 filed on April 21, 2025 and incorporated herein by reference.
21+	List of Subsidiaries,	N/A
23.1+	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.	N/A
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,	N/A
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	N/A
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

READING INTERNATIONAL, INC.

(Registrant)

Date:	March 31, 2026	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in capacities and on dates indicated.

Signature	Title(s)	Date

/s/ Ellen M. Cotter	President, Chief Executive Officer and Vice Chair of Board and Director	March 31, 2026
Ellen M. Cotter	(Principal Executive Officer)

/s/ Gilbert Avanes	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2026
Gilbert Avanes	(Principal Financial Officer)

/s/ Steve Lucas	Vice President, Controller and Chief Accounting Officer	March 31, 2026
Steve Lucas	(Principal Accounting Officer)

/s/ Margaret Cotter	Executive Vice President Real Estate and Chair of the Board and Director	March 31, 2026
Margaret Cotter

/s/ Guy W. Adams	Director	March 31, 2026
Guy W. Adams

/s/ Douglas J. McEachern	Director	March 31, 2026
Douglas J. McEachern

/s/ Dr. Judy Codding	Director	March 31, 2026
Dr. Judy Codding