Form 10-K/A
period 2025-12-31
READING INTERNATIONAL INC
filed 2026-04-20
CIK 716634

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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
Yes ☐ No ☒

As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the Nasdaq Stock Market was $26,804,265.

As of March 30, 2026, there were 21,036,670 shares of class A non-voting common stock, par value $0.01 per share and 1,680,590 shares of class B voting common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “2025 Form 10-K”). We are filing this Form 10-K/A to amend and restate the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended) in Item 15 of Part IV of the 2025 Form 10-K to include new Exhibit 97.1.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2025 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2025 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2025 Form 10- K. Accordingly, this Form 10-K/A should be read in conjunction with the 2025 Form 10-K and our other filings with the SEC.

Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Unless the context requires otherwise, all references to the “Company”, “Reading”, “we”, “our” or “us” means Reading International, Inc., a Nevada corporation, and its consolidated subsidiaries.

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
10.14

Amended and Restated Trust Agreement, dated February 5, 2007, among Reading International Inc., as sponsor, the Administrators named therein, and Wells Fargo Bank, N.A., as property trustee, and Wells Fargo Delaware Trust Company as Delaware trustee

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.15	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.16	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.17	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.18	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Amendment Letter dated August 7, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.20	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.
10.21	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.
10.22	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.
10.23†	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference.
10.24†	Variation Deed of the Corporate Markets Loan & Bank Guarantee Facility Agreement, dated December 16, 2022, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s report on Form 8- K (file no. 1-8625), filed on December 22, 2022, and incorporated herein by reference.
10.25	Amendment Deed dated May 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.
10.26	Amendment Deed dated August 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed asExhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.

10.27	Deed of Subordination dated October 26, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed asExhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
10.28†	Amendment Deed dated April 4, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.
10.29†	Amendment Deed dated February 19, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference.
10.30†	Amendment Deed dated April 2, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.
10.31†	Amendment Deed dated April 28, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.
10.32†	Amendment Deed dated November 12, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
10.33†	Renewal and Amendment of Banking Facilities dated December 17, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.34

Second Amended and Restated Credit Agreement dated March 6, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent

Filed as Exhibit 10.2.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.35

Waiver and First Amendment to Second Amended and Restated Credit Agreement dated May 15, 2020, among Consolidated Amusement Holdings, LLC, certain affiliates of the Company, the financial institutions party thereto and Bank of America, N.A., as administrative agent

Filed as Exhibit 10.2.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.36	Waiver and Second Amendment to Second Amended and Restated Credit Agreement dated August 7, 2020 between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
10.37†	Waiver and Third Amendment to Second Amended and Restated Credit Agreement, dated November 8, 2021, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.
10.38†	Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement, dated November 29, 2022, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on December 16, 2022, and incorporated herein by reference.
10.39†	Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 30, 2023, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2023, and incorporated herein by reference.
10.40†	Waiver and Sixth Amendment to Second Amended and Restated Credit Agreement, dated March 27, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2024, and incorporated herein by reference.
10.41	Waiver and Seventh Amendment to Second Amended and Restated Credit Agreement, dated October 3, 2024, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

10.42	Waiver and Eighth Amendment to Second Amended and Restated Credit Agreement, dated January 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
10.43	Waiver and Ninth Amendment to Second Amended and Restated Credit Agreement, dated April 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2025, and incorporated herein by reference.
10.44†	Waiver and Tenth Amendment to Second Amended and Restated Credit Agreement, dated July 3, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2025, and incorporated herein by reference.
10.45†	Waiver and Eleventh Amendment to Second Amended and Restated Credit Agreement, dated December 29, 2025, between Consolidated Amusement Holdings, LLC, and Bank of America, N.A.	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
10.46	Consolidated, Amended and Restated Mortgage Promissory Note dated March 13, 2020, between Sutton Hill Properties, LLC and Valley National Bank	Filed as Exhibit 10.4.1 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.47†	Amended and Restated Mortgage Promissory Note dated September 29, 2023, executed by Sutton Hill Properties, LLC in favor of Valley National Bank	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2025, and incorporated herein by reference.
10.48	Amended and Restated Mortgage and Security Agreement dated September 29, 2023, executed by Sutton Hill Properties, LLC in favor of Valley National Bank	Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K/A No. 2, and incorporated herein by reference.
10.49†	Mortgage Modification and Extension Agreement dated September 29, 2023, executed by Sutton Hill Properties, LLC and Valley National Bank	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2025, and incorporated herein by reference.
10.50†	Note Modification Agreement dated October 1, 2024, executed by Sutton Hill Properties, LLC and Valley National Bank	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2025, and incorporated herein by reference.
10.51†	Note Modification Agreement dated October 1, 2025, executed by Sutton Hill Properties, LLC and Valley National Bank	Filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
10.52†

Loan Agreement dated as of May 7, 2021, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.in by reference.
10.53

First Omnibus Loan Modification and Extension Agreement dated April 23, 2024, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, and incorporated herein by reference.
10.54†

Second Omnibus Loan Modification and Extension Agreement dated May 2, 2025, by and between Reading Tammany Owner LLC and US Development, LLC, collectively as borrower, and Emerald Creek Capital 3, LLC, as administrative agent and collateral agent for the lender

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, and incorporated herein by reference.
10.55*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference

19.1	Reading International, Inc. and Subsidiaries Insider Trading Policy	Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024, filed on April 21, 2025, and incorporated herein by reference.
19.2	Reading International, Inc. Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Designated Persons	Filed as Exhibit 19.2 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024, filed on April 21, 2025 and incorporated herein by reference.
21	List of Subsidiaries	Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated by reference herein
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated by reference herein
31.3+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.4+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated by reference herein.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated by reference herein.
97.1	Reading International, Inc. Executive Officer Clawback Policy, effective as of October 2, 2023.	Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2023, filed on April 29, 2024 and incorporated herein by reference.
101

The following material from our Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

N/A
104	Cover Page Interactive Data File (embedded within the inline XBRL and contained in Exhibit 101)	N/A

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 20, 2026	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)