Form 10-K/A
period 2025-12-31
READING INTERNATIONAL INC
filed 2026-04-30
CIK 716634

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 20, 2026 (as amended, (the "2025 Form 10-K"). We are filing this Form 10-K/A to amend and restate the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended) in Item 15 of Part IV of the 2025 Form 10-K to include new Exhibits 10.20 and 10.25, and to include the information required by Items 10 through 14 of Part III that were not included in the 2025 Form 10-K, as we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year ended December 31, 2025.

Our board of directors has not yet set a date for the Company's 2026 Annual Meeting of Stockholders (the "Annual Meeting").

This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the 2025 Form 10-K.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2025 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2025 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2025 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2025 Form 10-K and our other filings with the SEC.

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

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

We have five (5) Directors. The names of our Directors, together with certain information regarding them, including stock ownership holdings current as of March 27, 2026, are as follows:

Name	Age	Position
Margaret Cotter	58	Chair of the Board and Executive Vice President-Real Estate Management and Development (1)
Ellen M. Cotter	60	Vice-Chair, Chief Executive Officer and President (1)
Guy W. Adams	75	Director (2)(3)(5)(6)
Dr. Judy Codding	81	Director (1)(2)(8)
Douglas J. McEachern	74	Director (3)(4)(7)

(1) Member of the Executive Committee.

(2) Member of the Audit and Conflicts Committee.

(3) Member of the Compensation and Stock Options Committee.

(4) Lead Independent Director.

(5) Lead Technology and Cyber Risk Director.

(6) Chair of the Executive Committee.

(7) Chair of the Audit and Conflicts Committee.

(8) Chair of Compensation and Stock Options Committee.

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

Margaret Cotter. Chair Margaret Cotter joined our Board on September 27, 2002, and currently serves as a member of our Executive Committee. She was elected Chair of our Board on December 8, 2020. Prior to this, Chair Cotter served as the Vice-Chair of our Board from August 7, 2014 to December 7, 2020. Since March 10, 2016, Chair Cotter was appointed by the Board as Executive Vice President-Real Estate Management and Development, at which time Chair Cotter became a full-time employee of our Company. Prior to 2016, Chair Cotter was the owner and President of OBI, LLC (“OBI”), which from 2002 until her appointment as Executive Vice President-Real Estate Management and Development, managed our live theatre operations under a management agreement, served as President of Liberty Theaters, LLC and provided management and various services regarding the development of our New York theatre and cinema properties. The OBI management agreement was terminated with the appointment of Chair Cotter as Executive Vice President-Real Estate Management and Development. In her position, Chair Cotter oversees the day-to-day development, management and leasing of our 44 Union Square property and other New York and Pennsylvania real estate holdings. Chair Cotter is also the President of our Live Theatres business and manages our live theatre operations. Chair Cotter has produced theatrical shows in Chicago and New York and was a long-term board member of the League of Off-Broadway Theaters and Producers.

Chair Cotter, a former prosecutor for the Brooklyn District Attorney in New York, graduated from Georgetown University and Georgetown University Law Center.

She is the sister of Vice-Chair Ellen M. Cotter. Chair Cotter is a Co-Executor of her father's estate, which is the record owner of Class A Non-Voting Common Stock and Class B Voting Common Stock. Chair Cotter is also a Co-Trustee of the James J. Cotter Living Trust (“Cotter Trust”), a Co-Trustee of the James J. Cotter Foundation (“Cotter Foundation”), and the Sole Trustee of the James J. Cotter Education Trust #1, each of which is a record holder of shares of Class A Non-Voting Common Stock. Chair Cotter holds various positions in her family's agricultural enterprises. She is a director of Cecelia Packing Corporation (a Cotter family-owned citrus grower, packer and marketer). In her capacity as the Co-

Executor of the Estate of James J. Cotter (“Cotter Estate”), Chair Cotter (together with her sister and Co-Executor, Ellen M. Cotter) holds various positions in various real estate entities that are part of her father’s estate.

Chair Cotter brings to the Board her extensive experience as a live theatre operator, practical knowledge of managing unique entertainment properties, being an active member of the New York theatre community, and her insights into theatrical production trends. In addition, her oversight and management of our various real estate assets for over twenty-seven (27) years supports Chair Cotter’s ability to contribute to the strategic direction and operation of our assets.

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

Vice-Chair Cotter is also a director of Cecelia Packing Corporation. In her capacity as the Co-Executor of the Cotter Estate, Vice-Chair Cotter (together with her sister and Co-Executor, Margaret Cotter) holds various positions in various real estate entities that are part of her father’s estate.

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

Vice-Chair Cotter has been a valuable liaison to the film industry. Vice-Chair Cotter brings to our Board more than twenty-eight (28) years of experience working in our Company's cinema operations, both in the United States and Australia. She has also served as the Chief Executive Officer of the subsidiary that operates substantially all of our cinemas in Hawaii and California. Vice-Chair Cotter is a significant stakeholder in our Company.

Guy W. Adams. Director Guy W. Adams joined our Board on January 14, 2014, and currently serves as, (i) the Chair of our Executive Committee, (ii) a member of our Audit Committee, (iii) a member of our Compensation Committee and (iv) as our Lead Technology and Cyber Risk Director.

Since 2019, Director Adams has served as the Chairman of the Board of Avem Health Partners, Inc., a healthcare management company and since July 2024, has served as the Chief Executive Officer of that company. For more than the past twenty-four (24) years, Director Adams has been, (i) a Managing Member of GWA Capital Partners, LLC, (ii) a Managing Member of GWA Advisors, LLC, making investments in and acting as an advisor to privately held companies, and (iii) has served as an independent director on the boards of directors of Lone Star Steakhouse & Saloon, Mercer International, Exar Corporation and Vitesse Semiconductor. At these companies, Director Adams has held a variety of board positions, including lead director, audit committee Chair and compensation committee Chair. Director Adams has spoken on corporate governance topics before such groups as the Council of Institutional Investors, the USC Corporate Governance Summit and the University of Delaware Distinguished Speakers Program. Director Adams provides investment advice to private clients and currently invests his own capital in public and private equity transactions.

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

Dr. Judy Codding. Dr. Judy Codding joined our Board on October 5, 2015, and currently serves as (i) the Chair of our Compensation Committee, (ii) a member of our Audit Committee and (iii) a member of our Executive Committee. Director Codding is a globally respected education leader. From October 2010 until October 2015, she served as the Managing Director of “The System of Courses”, a division of Pearson, PLC (NYSE: PSO), one of the largest education companies in the world that provides educational products and services to institutions, governments and individual learners.

Prior to that time, Director Codding served as the Chief Executive Officer and President of America's Choice, Inc., which she founded in 1998, and which was acquired by Pearson in 2010. America's Choice, Inc. was a leading education company offering comprehensive, proven solutions to the complex problems educators face in the era of accountability. Director Codding received a Doctorate in Education from the University of Massachusetts at Amherst, completed postdoctoral work and served as a teaching associate in Education at Harvard University, where she taught graduate-level courses focused on moral leadership. Director Codding has served on various boards, including the Board of Trustees of Curtis School, Los Angeles, CA and the Board of Trustees of Educational Development Center, Inc. (since 2012). Presently she is the Chief Executive Officer of a not-for-profit education company, Triangle Learning Community.

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

Douglas J. McEachern. Director Douglas J. McEachern joined our Board on May 17, 2012, and currently serves as (i) the Chair of our Audit Committee, a position he has held since August 1, 2012, (ii) a member of our Compensation Committee, and (iii) as our Lead Independent Director (since December 2021).

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

Director McEachern was an audit partner from July 1985 to May 2009 with the audit firm Deloitte & Touche, LLP, with client concentrations in financial institutions and real estate. He was also a Professional Accounting Fellow with the Federal Home Loan Bank board in Washington DC from June 1983 to July 1985. From June 1976 to June 1983, Director McEachern was a staff member and subsequently a manager with the audit firm of Touche Ross & Co. (predecessor to Deloitte & Touche, LLP). Presently, Director McEachern serves as a director and executive officer of Foothill Affordable Housing (since January 2025), a nonprofit organization dedicated to the creation and preservation of affordable housing.  Mr. McEachern also serves as a director and president of Bedford (since early 2026), a non-profit organization dedicated to acquiring apartment properties and transitioning them into income restricted housing for lower income residents.

Director McEachern received a B.S. in Business Administration in 1974 from the University of California, Berkeley, and an M.B.A. in 1976 from the University of Southern California. Director McEachern brings to our Board his more than forty-eight (48) years’ experience meeting the accounting and auditing needs of financial institutions and real estate clients, including our Company. Director McEachern also brings his experience reporting as an independent auditor to the boards of directors of a variety of public reporting companies and as a board member himself for various companies and not-for-profit organizations.

Meeting Attendance

Our Board of Directors held seventeen (17) meetings in 2025. The Audit Committee held ten (10) meetings, the Compensation Committee held thirteen (13) meetings and the Executive Committee did not hold any meetings in 2025. Each Director attended at least 75% of these Board meetings and at least 75% of the above-referenced committee meetings on which he or she served. We encourage, but do not require, our Board members to attend our Annual Meeting. All of our incumbent Directors attended the 2025 Annual Meeting of Stockholders.

Executive Officers

The following table sets forth information regarding our current executive officers, other than Ellen M. Cotter and Margaret Cotter, whose information is set forth above under “Directors”.

Name	Age	Title
Gilbert Avanes	52	Executive Vice President, Chief Financial Officer and Treasurer
Robert F. Smerling	91	President, US Cinemas
S. Craig Tompkins	75	Executive Vice President, General Counsel
John Goeddel	63	Executive Vice President, Chief Information Officer
Terri Moore	75	Executive Vice President, US Cinemas Operations
Steve Lucas	55	Vice President, Chief Accounting Officer and Controller
Mark Douglas	56	Managing Director, Australia and New Zealand

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

Robert F. Smerling. Mr. Smerling has served as President of our US cinema operations since 1994. He has been involved in the acquisition and/or development of all of our existing domestic cinemas. Prior to joining our Company, Mr. Smerling was the President of Loews Theatres, at that time a wholly owned subsidiary of Sony. While at Loews, Mr. Smerling oversaw operations at some 600 cinemas employing some 6,000 individuals and the development of more than 25 new multiplex cinemas. Among Mr. Smerling's accomplishments at Loews was the development of the Lincoln Square Cinema Complex with IMAX in New York City, which continues today to be one of the top grossing cinemas in the United States. Prior to Mr. Smerling's employment at Loews, he was Vice Chair of USA Cinemas in Boston, and President of Cinemanational Theatres. Mr. Smerling, a recognized leader in our industry, has been a director of the National Association of Theatre Owners, the principal trade group representing the cinema exhibition industry. In recognition of his contributions to the movie cinema exhibition industry, Mr. Smerling was honored at The Motion Picture Club Charity Event in June 2023 in New York City and in 2024 he was further honored with the Bingham Ray Independent Spirit Award at the ShowEast Convention in Miami.

S. Craig Tompkins. Mr. Tompkins has worked in various capacities for our Company and its predecessors for more than the past thirty-two (32) years. He has served as Vice Chair of our Company and as the President of two of its predecessors’ public companies, as a consultant and outside counsel and, since 2017, as Executive Vice President and General Counsel. Prior to his employment at our Company, Mr. Tompkins was a partner at Gibson, Dunn & Crutcher. Mr.  Tompkins served on the Board of Directors of HomeStreet, Inc. and of its wholly owned subsidiary, Homestreet Bank from May 2023 until the company’s merger with Mechanic’s Bank in October 2025. Between 2007 and December 2022, Mr. Tompkins was a principal equity holder in and the Chair of Marshall & Stevens, Incorporated, a privately held valuation and consulting firm specializing in the valuation of real estate, business enterprises and alternative energy assets. In December 2022, Mr. Tompkins sold his interest in Marshall & Stevens and retired from its Board of Directors. Mr.

Tompkins currently continues to provide consulting services to Marshall & Stevens, serving as the chair of its Fairness and Solvency Opinion Committee. From 1993 to 2006 (when the company went private), Mr. Tompkins served as a director and as the Chair of the Audit Committee of G&L Realty (an NYSE REIT specializing in medical properties), and from 1998 to 2001 (when the bank was sold) as a member of the Board of Directors, of the Compensation Committee, and of the Special Independent Committee of Fidelity Federal Bank, FSB. Mr. Tompkins is also the Chair and Chief Executive Officer of Kirtland Farms, Inc. (a Tompkins family-owned real estate operation (principally agricultural) in Southern Oregon). Mr. Tompkins holds a Bachelor of Arts (Magna Cum Laude) from Claremont McKenna College, and a Juris Doctorate (Magna Cum Laude) from the Harvard Law School, where he was on the Board of Student Advisors and served as research assistance to Professor James Casner (then serving as the Reporter to the Restatement of Property 2nd). Following Harvard Law School, Mr. Tompkins served as law clerk to the Honorable Justice Dean Bryson on the Oregon Supreme Court, before joining Gibson, Dunn & Crutcher.

John Goeddel. Mr. Goeddel serves as our Executive Vice President, Chief Information Officer; he was appointed to this position on December 8, 2021. Mr. Goeddel has been an employee of our Company since December 2003, most recently serving as Vice President, Chief Information Officer. Prior thereto, Mr. Goeddel served as our Chief Information Officer (2016), Director of Information Technology (December 2003 to 2016). Mr. Goeddel brings over forty-two (42) years of information technology and cinema operations experience. Prior to joining Reading, Mr. Goeddel served in various information technology and cinema operation roles over the course of 26 years at Decurion located in Beverly Hills, CA. Mr. Goeddel has a Bachelors in Business Administration with an IT concentration from Colorado Technical University.

Terri Moore. Ms. Moore serves as the Executive Vice President, US Cinema Operations; she was appointed to this position on December 8, 2021. Ms. Moore joined our Company in 2001 in New York as Director of Theatre Operations, and in 2008 moved to Los Angeles to become Vice President-US Cinema Operations. Ms. Moore started her career in the motion picture theatre business as an hourly concession employee in 1968. A year later she joined Pacific Theatres where she held many different executive positions, including general manager, district manager, HR training & development and Special Project Manager for their theatre operations in Warsaw, Poland. Terri lived in Poland for three years and was responsible for the opening of one of Poland’s first modernized cinema circuits.

Steven J. Lucas. Mr. Lucas serves as our Vice President, Controller and Chief Accounting Officer; he was appointed to this position in 2015. From 2011 to 2015, Mr. Lucas worked in our accounting group holding the role of Asia Pacific Controller. Prior to joining our Company, Mr. Lucas worked for Arthur Andersen and Ernst & Young for more than sixteen (16) years. He is a Chartered Accountant and has been a member of Chartered Accountants Australia and New Zealand for over twenty-eight (28) years. He holds a Bachelor’s Degree in English Literature and History from Victoria University of Wellington, and a Post Graduate Diploma in Accounting from the Graduate School of Business and Government Administration of Victoria University of Wellington.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all of our executive officers and Directors, and greater than 10% beneficial owners, complied with the reporting requirements of Section 16(a) during 2025.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) designed to help our Directors and employees resolve ethical issues. Our Code of Conduct applies to all Directors and employees, including the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer and Controller and persons performing similar functions. Our Code of Conduct is posted on our website at Investor Relations - Corporate Governance - Code of Conduct.

Our Board has established a means for employees to report a violation or suspected violation of the Code of Conduct anonymously. In addition, we have adopted the “Amended and Restated Whistleblower Policy and Procedures”, which establishes a process by which employees may anonymously disclose alleged fraud or violations of accounting, internal accounting controls or auditing matters. The Amended and Restated Whistleblower Policy and Procedures can be found on our website at Investor Relations - Corporate Governance - Whistleblower Policy.

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

Our Board has determined that the Audit Committee is composed entirely of Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act), and that Mr. Douglas McEachern, the Chair of our Audit Committee, is qualified as an Audit Committee Financial Expert. Our Audit Committee is currently composed of Directors Douglas McEachern, who serves as Chair, Guy W. Adams and Dr. Judy Codding. The Audit Committee held ten (10) meetings during 2025. All members attended at least 75% of such meetings.

Compensation and Stock Options Committee

The Compensation Committee operates pursuant to a Charter adopted by our Board that is available on our website at Investor Relations - Corporate Governance - Compensation and Stock Options Committee Charter. As a “controlled company”, we are exempt from the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board has established a standing Compensation Committee consisting of three (3) of our Independent Directors (as defined in section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10C-1(b)(1) of the Exchange Act), and is currently composed of Directors Dr. Judy Codding, who serves as Chair, Guy W. Adams and Mr. Douglas McEachern. For more information on our Compensation Committee, see Item 11 – Executive Compensation – Compensation Overview below. Our Compensation Committee held thirteen (13) meetings during 2025. All members attended at least 75% of such meetings.

Insider Trading Policy

We have adopted an Insider Trading Policy and an Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Designated Persons which govern the purchase, sale and other dispositions of our securities by our directors, executive officers, and certain employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. The Insider Trading Policy is filed with the SEC as Exhibit 19.1 to the 2025 Form 10-K. The Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Designated Persons is filed with the SEC as Exhibit 19.2 to the 2025 Form 10-K.

Item 11 – Executive Compensation

Compensation Overview

Role and Authority of the Compensation Committee

Background

As a “controlled company,” we are exempt from the requirement under the Nasdaq Listing Rules requiring the determination of executive compensation solely by independent directors. Notwithstanding such exemption, our Board established a standing Compensation Committee consisting of three (3) of our Independent Directors. Our Compensation Committee discharges the Board’s responsibilities relating to the compensation of our CEO and other identified executive officers, administers our equity-based compensation plans and reviews certain disclosures, including this one. Committee members must meet the independence rules and regulations of the SEC and the Nasdaq Stock Market (“Nasdaq”).

Our Executive Compensation Philosophy

Our Compensation Committee historically executed based on an executive compensation philosophy that was intended to: (1) attract and retain talented and dedicated management team members; (2) provide overall compensation competitive with our  industry peers; (3) correlate annual cash bonuses to the achievement of our business and financial objectives; and (4) provide management team members with appropriate long-term incentives aligned with stockholder value. Our Compensation Committee believed that the entire executive compensation package contributed to these goals: our base salaries generally supported goals 1 and 2 above, our short-term incentive (“STI”) bonuses generally supported goals 1, 2 and 3 above, and our long-term incentives (“LTI”) historically generally supported goals 1, 2 and 4 above.

However, the global pandemic and other factors mentioned below have materially impacted our Company’s business operations. Our Compensation Committee, with the support of our Chair and CEO, have modified the execution of our executive compensation approach. In addition to the long-lasting effects of the global pandemic which began in early 2020, our business has been materially impacted by, among other factors, the 2023 Hollywood Strikes, material inflation increases, and higher interest rates, as well as other factors described in more detail in our Annual Report on Form 10-K. These factors, including our need to reduce maturing indebtedness, have impacted our liquidity.

Our Compensation Committee has endeavored to be responsible stewards of our cash and to align executive compensation with our Company’s stockholders. For these reasons, our Compensation Committee has continued to consider and approve management recommended goals for our senior executive team, but, in alignment with the best interest of our Company, our Compensation Committee has not paid cash bonuses (STIs) to our senior executive team since 2022. Instead, our Compensation Committee has relied exclusively on equity-based grants under our approved equity compensation plans in lieu of cash bonuses.  Further, our Compensation Committee has not granted new LTI awards since 2023. From a dilution point of view, the Compensation Committee believes that the increase in equity based grants to satisfy the STI component on our overall compensation plan has been offset by the decision not to grant LTI awards.

As our Company’s business operations and liquidity recover and strengthen, our Compensation Committee hopes to return to the pre-pandemic structure of executive compensation approaches.

Compensation Committee Charter

Our Compensation Committee Charter delegates significant executive compensation responsibilities to our Compensation Committee, including:

•to establish our compensation philosophy and objectives;

•to review and approve all compensation for our CEO and our executive officers1;

______________________

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

Compensation Setting Process

Considering the Company’s 2025 liquidity condition, the continuing headwinds faced by our global cinema business and our efforts to manage and utilize our real estate business for cash flow and liquidity sources, our Compensation Committee continued to execute Named Executive Officers (“NEOs”) compensation decisions in a conservative and prudent manner for 2025. Our Compensation Committee reviewed the potential for base salary adjustments, STI cash bonuses and LTI equity grants. In its analysis, our Compensation Committee relied on, among other things, input from our Chief Executive Officer, review of Company financial data, review of historical NEO compensation data and the 2025 performance of the Company and individuals against certain goals set by the Compensation Committee in early 2025.

For the 2025 year, our Compensation Committee:

1.Maintained, without base salary increases, existing annual base salaries through 2025 for our NEOs (such salary compensation has been flat since 2023);

2.As it does annually, approved in early 2025 objective performance goals for each NEO based on target Company performance and individual NEO performance goals. In early 2026, our Compensation Committee evaluated such Company and individual NEO performance goals against 2025 results. Following its review of the 2025 performance of the Company Goal and NEO performance goals, and, taking into account, the Company’s trading and liquidity conditions, the Compensation Committee did not issue cash bonuses under our STI program, rather it issued Class A Non-Voting Common Stock Restricted Stock Units with a one year vesting period in lieu of cash in amounts tied to the percentage goal attainment by executive.

3.Did not issue new LTI awards.

In addition, for the 2025 year, our Compensation Committee reviewed certain objective corporate performance criteria (i.e. Total Revenues and Adjusted EBITDA) and determined the percentage attainment for each criteria. The portion of outstanding Performance Restricted Stock Units (“PRSUs”) issued to NEOs prior to 2025 that were based on 2025 performance were evaluated and determined to have been vested.

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

Under our 2020 Stock Plan, described in greater detail under the caption “2020 Stock Incentive Plan” below, all LTIs or shares issued in respect thereof and cash or other proceeds in respect thereof issued to our NEOs are subject to clawback, reduction, cancelation, forfeiture and recoupment to the extent necessary to comply with applicable law or the listing rules of Nasdaq or other principal stock exchange on which our Common Stock is then listed. In accepting an award under our 2020 Stock Plan, a participant agrees to be bound by any such clawback.  Our 2023 Clawback Policy implements the Nasdaq Listing Rules in this regard.  A copy of our policy has been filed as Exhibit 97.1 to Amendment No. 1 to our Report on Form 10-K for the year ended December 31, 2023.

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

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December  31, 2024 and December 31, 2025, to (i) Vice-Chair Ellen Cotter, who has served as our principal executive officer, and (ii) the other two most highly compensated persons who served as executive officers in 2025.

The following executives are herein referred to as our “NEOs.”

	Year	Salary ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Termination Benefit ($)	Total ($)
Ellen M. Cotter Chief Executive Officer & President	2025	618,000	-	432,600	-	4578(2)	-	1,055,178
	2024	618,000	-	384,180	-	2580(2)	-	1,004,760
Margaret Cotter EVP, Real Estate Management & Development	2025	479,250	-	89,734	-	18060(2)	-	587,044
	2024	479,250	-	102,991	-	14830(2)	-	597,071
S. Craig Tompkins EVP, General Counsel	2025	450,883	-	96,264	-	29685(2)	-	576,832
	2024	450,883	-	101,392	-	21570(2)	-	573,845

(1)Stock awards granted as a component of the 2025 and 2024 annual STI program are reported in this column as 2025 and 2024 compensation, respectively, to reflect the applicable service period for such awards. Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are discussed in Notes 15 to our consolidated financial statements. For a discussion of the material terms of each outstanding stock award, see “Compensation Discussion and Analysis – Long-Term Incentives” and the table below entitled “Outstanding Equity Awards at Year Ended December 31, 2025.”

(2)Includes our matching employer contributions under our 401(k) Plan and the dollar value of the key person life insurance premium.

2020 Stock Incentive Plan

On November 4, 2020, our Board adopted the Reading International, Inc. 2020 Stock Incentive Plan (as amended the (“2020 Stock Incentive Plan”) and recommended to our stockholders the adoption of that plan. The 2020 Stock Incentive Plan was adopted by our stockholders on December 8, 2020. Our Board adopted and recommended the 2020 Stock Incentive Plan to provide a means by which employees, directors and consultants of our Company and its affiliates may be given an opportunity to benefit from increases in value of our Common Stock, to assist in attracting and retaining the services of such persons, to bind the interests of eligible recipients more closely to our own interests by offering them opportunities to acquire Common Stock and to afford such persons stock-based compensation opportunities that are competitive with those afforded by similar businesses. All of our employees, directors and consultants are eligible to participate in the 2020 Stock Incentive Plan. On October 26, 2023, our Board adopted the First Amendment to the 2020 Stock Incentive Plan (the “First Amendment”) to increase the number of shares available for issuance under our 2020 Stock Incentive Plan by an additional 971,807 shares of Class A Non-Voting Common Stock and recommended to our stockholders the adoption of that amendment. The First Amendment was adopted by our stockholders on December 7, 2023. On October 18, 2024, our Board adopted the Second Amendment to the 2020 Stock Incentive Plan (the “Second Amendment” and together with the First Amendment, the “Plan Amendments”) to increase the number of shares available for issuance under our 2020 Stock Incentive Plan by an additional 3,500,000 shares of Class A Non-Voting Common Stock and recommended to our stockholders the adoption of that amendment. The Second Amendment was adopted by our stockholders on December 5, 2024.

In addition to the above increases in the shares available or issuance under our 2020 Stock Incentive Plan, awards that were outstanding under the now expired 2010 Stock Incentive Plan as of the day before the date on which the Board approved the 2020 Stock Incentive Plan that were subsequently forfeited or if the related shares are repurchased, a corresponding number of shares automatically became available for issuance under the 2020 Stock Incentive Plan, thus resulting in an increase in the number of shares available for issuance under the 2020 Stock Incentive Plan of 834,246 shares of Class A Stock. If awards granted under the 2020 Stock Incentive Plan expire or otherwise terminate without being exercised in full, the shares of Common Stock not acquired pursuant to such awards will again become available for issuance under the 2020 Stock Incentive Plan. If shares of Common Stock issued pursuant to awards under the 2020 Stock Incentive Plan are forfeited to or repurchased by us, the forfeited or repurchased stock will again become available for issuance under the 2020 Stock Incentive Plan. If shares of Common Stock subject to an award under the 2020 Stock Incentive Plan are not delivered to a participant because such shares are withheld for payment of taxes incurred in connection with the exercise of an award, or because the award is exercised through a reduction of shares subject to the award (“net exercised”), the undelivered shares will no longer be available for issuance under the 2020 Stock Incentive Plan.

On April 27, 2026, our Compensation Committee awarded RSUs covering 702,016 shares of Class A Stock. As of the date of this Report, we have 6,556,053 shares of Class A Stock available for issuance under our 2020 Stock Incentive Plan.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth outstanding equity awards held by our NEOs as of December 31, 2025, under the 2020 Stock Incentive Plan:

	Stock Options						Restricted Stock Units
Name	Class	No. of Shares Underlying Unexercised Options Exercisable	No. of Shares Underlying Unexercised Options Unexercisable	No. of Common Shares Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (1)	No. of Unearned Common Shares That Have Not Vested	Market or Payout Value of Unearned Shares That Have Not Vested
Ellen M. Cotter	A	484,499	-	-	$1.47	6/5/2034	-	-	-	-
	A	772,500	-	-	$1.43	6/10/2030	-	-	-	-
	A	-	-	-	-	-	11,990(2)	$12,543	-	-
	A	-	-	-	-	-	31,152(2)	$32,588	-	-
	A	-	-	-	-	-	54,620(2)	$57,138	-	-
Margaret Cotter	A	129,885	-	-	$1.47	6/5/2034	-	-	-	-
	A	160,239	-	-	$1.43	6/10/2030	-	-	-	-
	A	-	-	-	-	-	8,768(3)	9,172	-	-
	A	-	-	-	-	-	22,780(3)	23,830	-	-
	A	-	-	-	-	-	13,314(3)	13,928	-	-
S. Craig Tompkins	A	127,869	-	-	$1.47	6/5/2034	-	-	-	-
	A	275,491	-	-	$1.43	6/10/2030	-	-	-	-
	A	-	-	-	-	-	8,768(4)	9,172	-	-
	A	-	-	-	-	-	22,500(4)	23,537	-	-
	A	-	-	-	-	-	13,150(4)	13,756	-	-

(1)Reflects the amount calculated by multiplying the number of unvested restricted shares by the closing price of our Common Stock as of December 31, 2025 or $1.05.

(2)11,990 units of RSUs vested on April 18, 2026;

15,576 units of RSUs vested on April 21, 2026, and 15,576 units of RSUs will vest on April 21, 2027; and

54,620 units of PRSUs vested on April 21, 2026.

In addition to the shares set forward in the table above, 269,043 shares of RSUs were granted on April 27, 2026 and will vest on April 27, 2027.

(3)8,768 units of RSUs vested on April 18, 2026;

11,390 units of RSUs vested on April 21, 2026, and 11,390 units of RSUs will vest on April 21, 2027; and

13,314 units of PRSUs vested on April 21, 2026.

In addition to the shares set forward in the table above, 76,638 shares of RSUs were granted on April 27, 2026 and will vest on April 27, 2027.

(4)8,768 units of RSUs vested on April 26, 2026;

11,250 units of RSUs vested on April 11, 2026, and 11,250 units of RSUs will vest on April 11, 2027; and

13,150 units of PRSUs vested on April 11, 2026.

In addition to the shares set forward in the table above, 111,344 shares of RSUs were granted on April 27, 2026 and will vest on April 27, 2027.

Potential Payments upon Termination of Employment or Change in Control

The following paragraphs provide information regarding potential payments to each of our NEOs in connection with certain termination events, including a termination related to a change of control of our Company, as of December  31,  2025:

Certain Retirement Benefits. On August 29, 2017, our Compensation Committee approved a one-time retirement benefit for Craig Tompkins, Executive Vice President and General Counsel, incident to his retention as our General Counsel. The retirement benefit is a single year benefit in an amount equal to the average of the two highest total cash compensation (base salary plus cash bonus) years paid to Mr. Tompkins in the then most recently completed five-year period, less the amount of $197,060, paid to Mr. Tompkins under a separate vested benefit program established by one of the two companies acquired by our Company as a part of the consolidation transaction in 2000.

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

Except as described above, no other NEOs currently have employment agreements or other arrangements providing benefits upon termination or a change of control. The table below shows the maximum benefits that would be payable to each person listed above in the event of such person’s termination without cause or termination in connection with a change in control, if such events occurred on December 31, 2025, assuming the transaction took place on December 31, 2025, at a price equal to the closing price of the Class A Non-Voting Common Stock, which was $1.05.

Name	Payable upon Termination without Cause ($)				Payable in Certain Circumstances upon Termination in Connection with a Change in Control ($)			Payable upon Retirement ($)
	Severance Payments	Value of Vested Stock Awards	Value of Vested Option Awards	Value of Health Benefits	Severance Payments	Value of Vested Stock Awards	Value of Vested Stock Options	Benefits Payable under Retirement Plans
Ellen M. Cotter	-	-	-	-	-	16,294	-	-
Margaret Cotter	-	-	-	-	-	11,915	-	-
S. Craig Tompkins	-	-	-	-	-	11,769	-	285,560(1)

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

Employment Agreements

As of December 31, 2025, and the date of this Report, no employment agreements are in place for our NEOs.

Compensation of Directors

During 2025, we paid our non-employee Directors a combination of (a) base annual cash fees for service as Directors; (b) base and special fees for service as members of standing and special committees; (c) base cash fees for service as Chairpersons of committees and (d) equity compensation for service as Directors in the form of restricted stock units and stock options, each of which are set forth in more detail below in the “Director Compensation Table.”

Director Compensation Table

The following table sets forth information concerning the compensation paid to Directors in 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Guy W. Adams	82,500(3)	70,000(2)	-	152,500
Dr. Judy Codding	82,500(4)	70,000(2)	-	152,500
Douglas J. McEachern	82,500(5)	70,000(2)	-	152,500

(1)Fair value of the award computed in accordance with FASB ASC Topic 718. Awards were RSUs.

(2)The following table sets forth the number of stock options granted on December 4, 2025. The options will vest in full on December  3, 2026. Each stock option represents the right to acquire one share of Class A Non-Voting Common Stock.

Guy W. Adams	102,941
Dr. Judy Codding	102,941
Douglas McEachern	102,941

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

Outside Director Compensation

Our Board requested our Compensation Committee to evaluate our Company’s compensation policy for outside directors and to establish a plan that encompasses sound corporate practices consistent with the best interests of our Company. Our Compensation Committee periodically reviews, evaluates, revises and recommends the adoption of new compensation arrangements for executive and management officers and outside directors of our Company, which review has included, in past years, the retention by the Compensation Committee of an independent compensation consulting firm for this information.

After input was received, reviewed, discussed and considered by our Compensation Committee, and taking into account, among other things, our efforts to reduce cash expenses and consolidation of workloads in light of the reduction in our Board from seven to five directors, our Compensation Committee recommended and our Board authorized that the following annual compensation for our non-employee directors for 2025:

•The Board Base Director fee was $50,000.

•The Committee Chair retainers were $20,000 for our Audit Committee, $22,500 for our Compensation Committee and a $2,000 per meeting fee for the Executive Committee.

•The committee member fees were $10,000 for our Audit Committee and $7,500 Compensation Committee and a $1,500 per meeting fee for our Executive Committee.

•The Lead Independent Director fee was $5,000.

•The Lead Technology and Cyber Risk Director fee was $15,000.

Our Compensation Committee periodically reevaluates Board compensation and final action is taken on such compensation is taken by the full Board.

Grant Practices for Stock Options

We generally grant annual equity awards during the first or second quarter of each fiscal year for compensation earned in the immediately preceding fiscal year, although timing may change from year to year.  The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.  During 2025, we did not grant any equity awards to any of our NEOs within four business days prior to or one business day after making any filing on Forms 10-K, 10-Q or 8-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Stock Options	1,915,069(2)	1.64	-
Restricted Stock Units	-	-	870,833(3)
Total	1,915,069	1.64	870,833

(1)Our 2020 Stock Plan.

(2)Represents outstanding stock option awards only.

(3)Our 2020 Stock Plan permits the award of incentive stock options, nonstatutory stock options, stock bonuses, rights to acquire restricted stock, stock appreciation rights (“SARs”), RSUs and PRSUs. This number represents the total number of shares available for all such awards.

BENEFICIAL OWNERSHIP OF SECURITIES

Except as described below, the following table sets forth the beneficial ownership information with respect to certain of our shares on March 27, 2026, by:

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

Except as noted, and except pursuant to applicable community property laws, we believe that each beneficial owner has sole voting power and sole investment power with respect to the shares shown. An asterisk (*) denotes beneficial ownership of less than 1%. The address for all listed parties is 189 Second Avenue, Suite 2S, New York, New York 10003, unless otherwise noted below.

Amount and Nature of Beneficial Ownership (1)
	Class A Non-Voting Common Stock		Class B Voting Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percentage of Stock	Number of Shares	Percentage of Stock
Directors and NEOs:
Margaret Cotter (2)(8)	2,763,243	13.1%	1,158,988	69.0%
Ellen M. Cotter (3)(8)	3,530,771	16.8%	457,166	27.2%
Guy W. Adams (4)	225,751	*	-	-
Dr. Judy Codding (5)	210,233	*	-	-
Douglas J. McEachern (6)	215,608	*	-	-
S. Craig Tompkins (7)	362,078	*	-	-

Greater than 5% Stockholders:
James J. Cotter Living Trust (8) c/o Reading International, Inc.189 Second Ave., Suite 2SNew York, New York 10003	1,163,649	5.5%	-	-
Estate of James J. Cotter, Sr. (Deceased) (8)c/o Reading International, Inc.189 Second Ave., Suite 2SNew York, New York 10003	326,800	1.6%	100,000	6.0%
Mark Cuban (9)1229 Slocum StreetDallas, Texas 75207	72,164	*	172,355	10.3%
GAMCO (10)One Corporate CenterRye, New York 10580	581,000	*	126,060	7.5%
All Directors and executive officers as a group (13 persons)	7,100,815	30.1%	185,100	11.0%

(1)Percentage ownership is determined based on 21,036,670 shares of Class A Stock and 1,680,590 shares of Class B stock outstanding as of March 27, 2026. Beneficial ownership has been determined in accordance with SEC rules. Shares subject to options, RSUs or PRSUs that are currently exercisable or that have vested, or that will become exercisable or have vested within 60 days, following the date as of which this information is provided, are deemed to be beneficially owned by the person holding the options, RSUs or PRSUs and are deemed to be outstanding in computing the percentage ownership of that person, but not in computing the percentage ownership of any other person.

(2)The Class A Stock shown includes 875,082 shares held directly and 210,005 shares subject to stock options. The Class A Stock shown also includes 84,956 shares held by the James J. Cotter Education Trust #1. Margaret Cotter is sole Trustee of the James J. Cotter Education Trust #1 and, as such, is deemed to beneficially own such shares. The Class A Stock shown includes 326,800 shares of Class A Stock that are part of the Cotter Estate. As Co-Executors of the Cotter Estate, Margaret. Cotter and Ellen M. Cotter are each deemed to beneficially own such shares. The shares of Class A Stock shown includes 1,163,649 shares held by the Cotter Living Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and/or the Cotter Living Trust. As Co-Trustees of the Living Trust, Margaret Cotter and Ellen Cotter are each deemed to beneficially own such shares. The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation, of which Margaret Cotter and Ellen M. Cotter are Co-Trustees and accordingly each deemed a beneficial owner.

The Class B Stock shown includes 342,266 shares owned directly by Margaret Cotter, 100,000 of shares of Class B stock held by the Cotter Estate, 307,166 shares owned by Ellen M. Cotter but as to which Ellen M. Cotter has granted sole voting power and, pending negotiation and execution of a definitive stockholders agreement between them, shared dispositive power to Margaret Cotter, and 409,555 shares held of record by the Cotter Estate and/or the Cotter Living Trust, approved for distribution to a to-be-formed trust for the benefit of the children of Margaret Cotter and over which Margaret Cotter has sole voting and dispositive power.

Margaret Cotter disclaims beneficial ownership of the shares held by the James J. Cotter Education Trust #1, the Cotter Foundation, the Cotter Estate and the Cotter Living Trust, except to the extent of her pecuniary interest, if any, in such shares.

(3)The Class A Stock shown includes 1,066,822 shares held directly and 870,749 shares subject to stock options. The Class A Stock shown also includes 102,751 shares held by the Cotter Foundation of which Ellen M. Cotter and Margaret Cotter are Co-Trustees and accordingly, are each deemed to own such shares. The Class A Stock shown also includes 326,800 shares that are part of the Cotter Estate. As Co- Executors of the Cotter Estate, Ellen M. Cotter and Margaret Cotter are each deemed to beneficially own such shares. The shares of Class A Stock shown also include 1,163,649 shares held by the Cotter Living Trust. See footnote 5 to this table for information regarding beneficial ownership of the shares held by the Cotter Estate and the Cotter Living Trust. As Co-Trustees of the Cotter Living Trust, Ellen M. Cotter and Margaret Cotter are deemed to beneficially own such shares.

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

(4)The Class A Non-Voting Common Stock shown includes 78,148 shares held directly and 147,603 shares subject to stock options.

(5)The Class A Non-Voting Common Stock shown includes 62,630 shares held directly and 147,603 shares subject to stock options.

(6)The Class A Non-Voting Common Stock shown includes 68,005 shares held directly and 147,603 shares subject to stock options.

(7)The Class A Stock shown includes 148,259 shares held directly and 213,819 shares subject to stock options.

(8)Effective September 19, 2022, (i) subject to the final administration of the Cotter Estate, 327,808 shares of Class B Stock held of record by the Cotter Estate will be distributed to a to-be-formed trust for the benefit of the children of Margaret Cotter, (ii) 307,166 shares of the Class B Stock held by the Cotter Living Trust were conveyed to Ellen M. Cotter, (iii) 307,166 shares of the Class B Stock held by the Cotter Living Trust were conveyed to Margaret Cotter, and (iv) 81,747 shares of the Class B Stock held by the Cotter Living Trust were approved for distribution to the to-be-formed trust for the benefit of the children of Margaret Cotter. As a result of these transactions, the table sets forth only the residual 100,000 shares of such Class B Stock as beneficially owned by the Cotter Estate and no Class B Stock as beneficially owned by the Cotter Living Trust. Margaret Cotter and Ellen M. Cotter continue to have shared voting and dispositive power over the 100,000 shares of Class  B Stock beneficially owned by the Estate. Pursuant to the terms of the settlement agreement, Margaret Cotter now has sole voting and sole dispositive power over the 327,808 shares of Class B Stock held by the Cotter Estate and the 81,747 shares of Class B Stock held by the Cotter Living Trust that are to be distributed to the to-be-formed trust for her children.

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

Acquisition of Sutton Hill Associates

In 2025, we determined to wind up our long standing master lease agreement with Sutton Hill Capital, LLC (“SHC”) so as to give us (i) complete ownership of our Cinema 1,2&3 property and (ii) legal, as opposed to only beneficial, title to the ground lessee’s interest in the land and real property improvements constituting our Village East Property in New York City, and to refinance certain short term debt with long term debt. Since the inception of the master lease, SHC has been owned by Sutton Hill Associates, a California general partnership (“SHA”), owned in equal parts by a third party and, initially, by James J. Cotter and now by the Cotter Estate (the “SHA General Partners”). On September 30, 2025, we entered into a purchase and sale agreement with SHA and the SHA General Parters to acquire all of the general partnership interests in SHA for $1.00 cash and the guaranty of certain long term third party indebtedness owed by SHA fair valued at $7.6  million. That transaction closed on December 19, 2025. Through our acquisition of SHA, we acquired SHC, and (a) SHC’s 25% interest in Sutton Hill Properties, LLC (“SHP”), the owner of the land and improvements constituting our Cinema 1,2&3, property and (b) SHC’s ground lessee interest in the land and improvements constituting our Village East Theatre property (the “Village East Ground Lessee Interest”). At the time of the acquisition, we already owned the other 75% interest in SHP and the sub ground lease and personal property elements of our Village East Theatre property and had exercised, but not closed on, our option to acquire for $5.9 million the Village East Ground Lessee Interest. The $5.9 million option purchase price was at that time carried as a short-term liability.

For additional information see Part II, Item 8 – Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements - Note 21 in the 2025 Form 10-K.

Live Theatre Play Investment

From time to time, our officers and Directors may invest in plays that license our live theatres. The play STOMP, played in our Orpheum Theatre prior to the time we acquired the theatre in 2001, until its final show on January  8,  2023. The Cotter Estate and a third party together own an approximately 5% interest in that play, an interest that they have held since prior to our acquisition of the theatre.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee has adopted a written charter, which includes responsibility for approval of “Related Party Transactions.” Under its charter, our Audit Committee performs the functions of the “Conflicts Committee” of our Board and is delegated responsibility and authority by our Board to review, consider and negotiate, and to approve or disapprove on behalf of our Company the terms and conditions of any and all Related Party Transactions (defined below) with the same effect as though such actions had been taken by our full Board. Any such matter requires no further action by our Board in order to be binding upon our Company, except in the case of matters that, under applicable Nevada law, cannot be delegated to a committee of our Board and must be determined by our full Board. In those cases where the authority of our Board cannot be delegated, the Audit Committee nevertheless provides its recommendation to our full Board.

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

We currently have an Audit Committee and a Compensation Committee; each composed entirely of Independent Directors. Historically, our Lead Independent Director chairs meetings of the Independent Directors (typically held as a separate part of board meetings) and acts as liaison between our Chair, Vice-Chair and our Independent Directors.

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

Item 14 – Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

Our independent public accountants, Grant Thornton LLP, have audited our financial statements for the fiscal year ended December 31, 2025, and are expected to have a representative present at the 2026 Annual Meeting of Stockholders, who will have the opportunity to make a statement if he or she desires to do so and is expected to be available to respond to appropriate questions.

Audit Fees

The aggregate fees for professional services for the audit of our financial statements, audit of internal controls related to the Sarbanes-Oxley Act, and the reviews of the financial statements included in our Form 10-K and Forms 10-Q provided by Grant Thornton LLP for 2025 and 2024 was approximately $1,351,490 and $1,440,000, respectively.

Audit-Related Fees

Grant Thornton LLP did not provide us with any audit related services for 2025 and 2024.

Tax Fees

Grant Thornton LLP did not provide us with any professional services for tax compliance, tax advice, or tax planning in 2025 or 2024.

All Other Fees

Grant Thornton LLP did not provide us with any products or services for 2025 or 2024, other than as set forth above.

Pre-Approval Policies and Procedures

Our Audit Committee must pre-approve, to the extent required by applicable law, all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if (i) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (ii) we did not recognize such services at the time of the engagement to be non-audit services; and (iii) such services are promptly submitted to our Audit Committee for approval prior to the completion of the audit by our Audit Committee or any of its members who has authority to give such approval. Our Audit Committee pre-approved all services provided to us by Grant Thornton LLP for 2025 and 2024.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The information required by this Item is set forth in the Exhibit Index that precedes the signature page to this
Form 10-K/A.

ExhibitNo.	Description	Links for Exhibits Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Reading International, Inc., a Nevada corporation, effective as of August 6, 2014	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Reading International, Inc., a Nevada corporation, effective as of November 7, 2017(1)	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018 and incorporated herein by reference.
4.1	Form of Preferred Securities Certificate evidencing the preferred securities of Reading International Trust I	Filed as Exhibit 4.1 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.2	Form of Common Securities Certificate evidencing common securities of Reading International Trust I	Filed as Exhibit 4.2 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.3	Form of Reading International, Inc. and Reading New Zealand, Limited, Junior Subordinated Note due 2027	Filed as Exhibit 4.3 to the Company’s report on Form 8-K filed on February 9, 2007, and incorporated herein by reference.
4.4	Indenture among Reading International, Inc., Reading New Zealand Limited, and Wells Fargo Bank, N.A., as indenture trustee.	Filed as Exhibit 10.4 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
4.5	Form of Indenture	Filed as Exhibit 4.4 to the Company’s report on Form S-3 on October 20, 2009, and incorporated herein by reference.
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.1*	Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on November 6, 2020, and incorporated herein by reference.
10.2*	First Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 27, 2023, and incorporated herein by reference.
10.3*	Second Amendment to Reading International, Inc. 2020 Stock Incentive Plan	Filed as Appendix A to the Company’s Proxy Statement filed on October 25, 2024, and incorporated herein by reference.
10.4*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Non-Employee Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.5*	Form of Restricted Stock Unit Agreement (with Grant Notice) (Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference
10.6*	Form of Stock Option Agreement (Employee/Executive Officer) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.
10.7*	Form of Stock Option Agreement (Directors) under the 2020 Stock Incentive Plan	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
10.8*	2023 Reading International, Inc. Executive Incentive Plan	Filed as Exhibit 10.47 to the Company’s Annual Report on Form 10- K/A for the year ended December 31, 2022, and incorporated herein by reference.
10.9	Amended and Restated Lease Agreement, dated as of July 28, 2000, as amended and restated as of January 29, 2002, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
10.1	Second Amendment to Amended and Restated Master Operating Lease dated as of September 1, 2005	Filed as Exhibit 10.58 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.11	Assignment and Assumption of Lease between Sutton Hill Capital L.L.C. and Sutton Hill Properties, LLC dated as of September 19, 2005	Filed as Exhibit 10.56 to the Company’s report on Form 8-K filed on September 21, 2005, and incorporated herein by reference.
10.12	Third Amendment to Amended and Restated Master Operating Lease Agreement, dated June 29, 2010, between Sutton Hill Capital, L.L.C. and Citadel Cinemas, Inc.	Filed as Exhibit 10.21 to the Company’s report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.
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

Filed as Exhibit 10.2 to the Company’s report on Form 8-K dated February 5, 2007, and incorporated herein by reference.
10.15	Amended and Restated Corporate Markets Loan & Bank Guarantee Facility Agreement dated December 23, 2015, among Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on April 29, 2016 and incorporated herein by reference.
10.16	Amendment Deed dated June 12, 2018 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.2 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.17	Amendment Deed dated March 27, 2019 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.3 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.18	Letter of Waiver dated April 9, 2020 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.	Filed as Exhibit 10.1.4 to the Company’s report on Form 8-K (file no. 1-8625), filed on June 2, 2020, and incorporated herein by reference.
10.19	Amendment Letter dated August 7, 2020 between National Australian Bank Limited and Reading Entertainment Australia Pty. Ltd.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, , and incorporated herein by reference.
10.20†+	Amendment Deed dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	N/A
10.21	Corporate Markets Loan & Bank Guarantee Facility Agreement dated June 8, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.
10.22	Amendment Deed dated November 2, 2021, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.
10.23†	Transactional Facility Side Letter dated November 3, 2021 between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 and incorporated herein by reference.
10.24†	Variation Deed of the Corporate Markets Loan & Bank Guarantee Facility Agreement, dated December 16, 2022, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s report on Form 8- K (file no. 1-8625), filed on December 22, 2022, and incorporated herein by reference.
10.25†+	Amendment Deed dated May 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	N/A
10.26	Amendment Deed dated August 12, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.
10.27	Deed of Subordination dated October 26, 2023, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.28 to the Company’s report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
10.28†	Amendment Deed dated April 4, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.
10.29†	Amendment Deed dated February 19, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference.
10.30†	Amendment Deed dated April 2, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.
10.31†	Amendment Deed dated April 28, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.
10.32†	Amendment Deed dated November 12, 2025, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
10.33†	Renewal and Amendment of Banking Facilities dated December 17, 2024, by and between Reading Entertainment Australia Pty Ltd and National Australia Bank Limited	Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.
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

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, and incorporated herein by reference.
10.55*	Form of Indemnification Agreement, as routinely granted to the Company’s Officers and Directors	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
18	Preferability Letter from Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and incorporated herein by reference
19.1	Reading International, Inc. and Subsidiaries Insider Trading Policy	Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024, filed on April 21, 2025, and incorporated herein by reference.
19.2	Reading International, Inc. Amended and Restated Supplemental Policy Concerning Trading in Company Securities by Designated Persons	Filed as Exhibit 19.2 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2024, filed on April 21, 2025 and incorporated herein by reference.
21	List of Subsidiaries	Filed as Exhibit 21 to the Company’s Annual Report on Form 10K for the year ended December 31, 2025, and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated herein by reference.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated herein by reference.
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.3 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2025, filed on April 20, 2026, and incorporated herein by reference.
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.4 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2025, filed on April 20, 2026, and incorporated herein by reference.
31.5+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.6+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated herein by reference.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026, and incorporated herein by reference..
97.1	Reading International, Inc. Executive Officer Clawback Policy, effective as of October 2, 2023.	Filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A No.1 for the year ended December 31, 2023, filed on April 29, 2024 and incorporated herein by reference.
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

______________________

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

READING INTERNATIONAL, INC.

(Registrant)

Date:	April 30, 2026	By:	/s/ Gilbert Avanes
Gilbert Avanes
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)