Form 10-Q
period 2026-03-31
READING INTERNATIONAL INC
filed 2026-05-15
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2026, there were 21,036,670 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,524	$10,531
Restricted cash	2,342	2,327
Receivables	4,270	4,553
Inventories	1,629	1,664
Prepaid and other current assets	6,610	2,281
Asset groups held for sale	24,451	460
Total current assets	44,826	21,816
Operating properties, net	182,957	207,974
Operating lease right-of-use assets	161,932	159,659
Investment in unconsolidated joint ventures	3,320	3,264
Goodwill	24,818	24,603
Intangible assets, net	1,551	1,576
Deferred tax asset, net	2,499	2,619
Other assets	9,577	13,418
Total assets	$431,480	$434,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$59,535	$52,826
Film rent payable	3,280	6,973
Debt - current portion	35,513	35,999
Derivative financial instruments - current portion	16	56
Taxes payable - current	211	545
Deferred current revenue	11,220	11,327
Operating lease liabilities - current portion	20,392	20,081
Other current liabilities	782	774
Total current liabilities	130,949	128,581
Debt - long-term portion	114,548	114,350
Subordinated debt, non-current portion	27,672	27,617
Noncurrent tax liabilities	6,384	6,434
Operating lease liabilities - non-current portion	164,128	162,919
Other liabilities	13,186	13,126
Total liabilities	$456,867	$453,027
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
33,972,781 issued and 21,036,670 outstanding at March 31, 2026 and
33,972,781 issued and 21,036,670 outstanding at December 31, 2025	241	241
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at March 31, 2026 and December 31, 2025	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	155,822	155,454
Retained earnings (accumulated deficit)	(137,077)	(128,930)
Treasury shares, at cost	(40,407)	(40,407)
Accumulated other comprehensive income	(4,141)	(4,614)
Total Reading International, Inc. stockholders’ equity	(25,545)	(18,239)
Noncontrolling interests	158	141
Total stockholders’ equity	(25,387)	(18,098)
Total liabilities and stockholders’ equity	$431,480	$434,929

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; U.S. dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Cinema	$41,461	$36,404
Real estate	3,663	3,765
Total revenue	45,124	40,169
Costs and expenses
Cinema	(38,894)	(36,577)
Real estate	(1,886)	(1,955)
Depreciation and amortization	(3,230)	(3,375)
General and administrative	(4,746)	(5,153)
Total costs and expenses	(48,756)	(47,060)
Operating income (loss)	(3,632)	(6,891)
Interest expense, net	(4,228)	(4,742)
Gain (loss) on sale of assets	—	6,526
Other income (expense)	(488)	(331)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	(8,348)	(5,438)
Equity earnings of unconsolidated joint ventures	71	23
Income (loss) before income taxes	(8,277)	(5,415)
Income tax benefit (expense)	143	472
Net income (loss)	$(8,134)	$(4,943)
Less: net income (loss) attributable to noncontrolling interests	13	(191)
Net income (loss) attributable to Reading International, Inc.	$(8,147)	$(4,752)
Basic earnings (loss) per share	$(0.36)	$(0.21)
Diluted earnings (loss) per share	$(0.36)	$(0.21)
Weighted average number of shares outstanding–basic	22,717,260	22,426,184
Weighted average number of shares outstanding–diluted	22,717,260	22,426,184

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(8,134)	$(4,943)
Foreign currency translation gain (loss)	383	412
Gain (loss) on cash flow hedges	40	(11)
Other	54	51
Comprehensive income (loss)	(7,657)	(4,491)
Less: net income (loss) attributable to noncontrolling interests	13	(191)
Less: comprehensive income (loss) attributable to noncontrolling interests	4	1
Comprehensive income (loss)	$(7,674)	$(4,301)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; U.S. dollars in thousands)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2026	21,034	$241	1,680	$17	$155,454	$(128,930)	$(40,407)	$(4,614)	$(18,239)	$141	$(18,098)
Net income (loss)	—	—	—	—	—	(8,147)	—	—	(8,147)	13	(8,134)
Other comprehensive income, net	—	—	—	—	—	—	—	473	473	4	477
Share-based compensation expense	—	—	—	—	368	—	—	—	368	--	368
At March 31, 2026	21,034	$241	1,680	$17	$155,822	$(137,077)	$(40,407)	$(4,141)	$(25,545)	$158	$(25,387)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2025	20,743	$238	1,681	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)
Net income (loss)	—	—	—	—	—	(4,752)	—	—	(4,752)	(191)	(4,943)
Other comprehensive income, net	—	—	—	—	—	—	—	452	452	1	453
Share-based compensation expense	—	—	—	—	600	—	—	—	600	—	600
At March 31, 2025	20,743	$238	1,681	$17	$158,351	$(119,542)	$(40,407)	$(6,721)	$(8,064)	$(616)	$(8,680)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income (loss)	$(8,134)	$(4,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(71)	(23)
Distributions of earnings from unconsolidated joint ventures	129	—
(Gain) loss recognized on foreign currency transactions	496	340
(Gain) loss on sale of assets	—	(6,526)
Amortization of operating leases	4,737	5,144
Amortization of finance leases	—	10
Change in operating lease liabilities	(5,611)	(5,627)
Change in net deferred tax assets	209	199
Depreciation and amortization	3,230	3,375
Other amortization	294	314
Stock based compensation expense	368	600
Net changes in operating assets and liabilities:
Receivables	324	1,888
Prepaid and other assets	(354)	(1,712)
Payments for accrued pension	(171)	(171)
Accounts payable and accrued expenses	6,160	2,915
Film rent payable	(3,652)	(2,294)
Taxes payable	(325)	(603)
Deferred revenue and other liabilities	(95)	(588)
Net cash provided by (used in) operating activities	(2,466)	(7,702)
Investing Activities
Purchases of and additions to operating and investment properties	(516)	(253)
Contributions to unconsolidated joint ventures	(29)	—
Proceeds from sale of assets	—	18,131
Net cash provided by (used in) investing activities	(545)	17,878
Financing Activities
Repayment of borrowings	(2,248)	(16,843)
Repayment of finance lease principal	—	(10)
Capitalized borrowing costs	(6)	—
Net cash provided by (used in) financing activities	(2,254)	(16,853)
Effect of exchange rate on cash and restricted cash	273	(61)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,992)	(6,738)
Cash and cash equivalents and restricted cash at the beginning of the period	12,858	15,082
Cash and cash equivalents and restricted cash at the end of the period	$7,866	$8,344

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$5,524	$5,911
Restricted cash	2,342	2,433
	$7,866	$8,344

Supplemental Disclosures
Interest paid	$3,815	$4,013
Income taxes (refunded) paid	417	690
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	475	402

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the three Months Ended March 31, 2026

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

We have $35.5 million of debt due in twelve months, cash of $5.5 million and negative working capital of $86.1 million. As a result, we have developed a plan to address and overcome the going concern uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well historically and is key to management’s overall evaluation of ASC 205-40 Going Concern.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

We continue the process of refinancing and/or extending certain loans, as further discussed in Note 13 Borrowings. In summary, we have extended the maturity dates on, or otherwise amended, the following facilities:

-Bank of America $6.0 million (matures September 18, 2026)

-Valley National $19.7 million (matures October 1, 2026)

-Emerald Creek $46.1 million (matures November 6, 2026 with options to extend to November 2027)

-NAB $64.6 million (matures July 31, 2030)

Moreover, we intend to raise the liquidity necessary for the next twelve months from refinancings and real estate asset monetization. Management has been authorized to pursue such actions where necessary. In February 2026 we began the process of monetizing our Cinemas 1,2,3 property. We believe we have more than sufficient marketable real estate assets that can be monetized on a timely basis and at the values required to meet our funding needs over the next twelve months. Having sold nine property assets with combined proceeds of $197.5 million since 2021, we believe in our ability to complete the monetization of our Cinemas 1,2,3 property.

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

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment. At December 31, 2025, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. The three months ended March 31, 2026, produced higher revenues and operating income compared to the same period in 2025, and we believe that this improved performance at an asset group level will continue throughout the remainder of 2026. As a result, we recorded no impairment charges for the three months ended March 31, 2026. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2025. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to the developing market conditions. No impairment charges were recorded in the three months ended March 31, 2026. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of our Company’s wholly-owned subsidiaries as well as majority-owned subsidiaries that our Company controls and should be read in conjunction with our Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025 (“2025 Form 10-K”). All significant intercompany balances and transactions have been eliminated on consolidation. These condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). As such, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. We believe that we have included all normal and recurring adjustments necessary for a fair presentation of the results for the interim period.

Operating results for the quarter ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Significant estimates include (i) projections we make regarding the recoverability and impairment of our assets (including goodwill and intangibles), (ii) valuations of our derivative instruments, (iii) recoverability of our deferred tax assets, (iv) estimation of breakage and redemption experience rates, which drive how we recognize breakage on our gift card and gift certificates, and revenue from our customer loyalty programs, and (v) estimation of our Incremental Borrowing Rate (“IBR”) as relates to the valuation of our right-of-use assets and lease liabilities. Actual results may differ from those estimates.

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

On December 16, 2024, we adopted ASU 2023-07: Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands the disclosures required by public entities for reportable segments. Adoption of ASU 2023-07 has had no material effect on our condensed consolidated financial statements from a recognition and measurement perspective, and has not altered our reportable segments, but has enhanced our disclosure of certain expenses and profitability measurement.

ASU 2023-09 Income Taxes: Improvements to Income Tax Disclosures

Effective for the year ended December 31, 2025, we adopted ASU 2023-09 Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require entities to disclose on an annual basis (i) specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that entities disclose various information about income taxes paid and (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and (ii) foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Adoption of ASU 2023-09 has had no material effect on our condensed consolidated financial statements from a recognition and measurement perspective, but has enhanced our disclosure of certain income tax matters.

Recently Announced:

ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 Income Statement (Subtopic 220-40)—Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 require that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. ASU 2024-03 is effective for the Company for the year ending December 31, 2027. The Company is currently evaluating the impact of this new standard on our condensed consolidated financial statements upon adoption.

ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements

In December 2025, the FASB issued ASU2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 clarify interim disclosure requirements and the applicability of Topic 270. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on our condensed consolidated financial statements upon adoption.

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

Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our President, Chief Executive Officer and Vice Chair of the Board of Directors, the chief operating decision-maker (“CODM”) of the Company. The CODM is responsible for the allocation of resources to, and the assessment of the performance of, our operating segments. The CODM determines, among other things:

-the execution, renewal or termination of cinema leases

-the execution, renewal or termination of third-party tenant leases

-significant capital expenditures

-internal resource allocation

-operational budgets.

Segment operating income is a key measure of profit or loss used by the CODM to assess segment performance and allocate resources. Segment operating income includes certain amounts charged by our real estate segment to our cinema exhibition segment where a cinema is a tenant of the real estate segment. These charges are eliminated for condensed consolidated financial statement purposes in the consolidated statement of operations, but are presented gross to the CODM.

The tables below summarize the results of operations for each of our business segments, presenting a reconciliation of segment revenue to operating segment income, and the impact of inter-segment transactions.

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$41,461	$3,663	$45,124	$36,404	$3,765	$40,169
Inter-segment revenue (1)	—	933	933	—	1,080	1,080
Total segment revenue	41,461	4,596	46,057	36,404	4,845	41,249
Operating expense				—	—	—
Operating Expense - Third Party	(38,894)	(1,886)	(40,780)	(36,577)	(1,955)	(38,532)
Inter-Segment Operating Expenses (1)	(933)	—	(933)	(1,080)	—	(1,080)
Total of services and products (excluding depreciation and amortization)	(39,827)	(1,886)	(41,713)	(37,657)	(1,955)	(39,612)
Depreciation and amortization	(1,993)	(1,141)	(3,134)	(2,141)	(1,102)	(3,243)
General and administrative expense	(983)	(179)	(1,162)	(1,081)	(194)	(1,275)
Total operating expense	(42,803)	(3,206)	(46,009)	(40,879)	(3,251)	(44,130)
Segment operating income (loss)	$(1,342)	$1,390	$48	$(4,475)	$1,594	$(2,881)

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the quarters ended March 31, 2026 and March 31, 2025, is as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2026	March 31, 2025
REVENUE
United States	Admissions revenue	$10,746	$10,245
	Concessions revenue	6,708	6,108
	Advertising and other revenue	2,009	1,942
		$19,463	$18,295

Australia	Admissions revenue	$12,177	$9,630
	Concessions revenue	6,086	4,856
	Advertising and other revenue	1,443	1,196
		$19,706	$15,682

New Zealand	Admissions revenue	$1,498	$1,546
	Concessions revenue	679	766
	Advertising and other revenue	115	115
		$2,292	$2,427

Total revenue		$41,461	$36,404

OPERATING EXPENSE
United States	Film rent and advertising cost	$(5,639)	$(5,058)
	Food & beverage cost	(1,627)	(1,583)
	Occupancy expense	(4,027)	(3,967)
	Labor cost	(3,661)	(4,082)
	Utilities	(1,203)	(1,218)
	Cleaning and maintenance	(1,287)	(1,541)
	Other operating expenses	(1,958)	(2,146)
		$(19,402)	$(19,595)

Australia	Film rent and advertising cost	$(5,075)	$(3,956)
	Food & beverage cost	(1,366)	(1,075)
	Occupancy expense	(4,785)	(4,295)
	Labor cost	(3,699)	(3,307)
	Utilities	(1,080)	(842)
	Cleaning and maintenance	(1,131)	(1,149)
	Other operating expenses	(894)	(775)
		$(18,030)	$(15,399)

New Zealand	Film rent and advertising cost	$(580)	$(649)
	Food & beverage cost	(139)	(148)
	Occupancy expense	(744)	(733)
	Labor cost	(483)	(534)
	Utilities	(99)	(98)
	Cleaning and maintenance	(145)	(194)
	Other operating expenses	(205)	(307)
		$(2,395)	$(2,663)

Total operating expense		$(39,827)	$(37,657)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(969)	$(1,121)
	General and administrative expense	(647)	(725)
		$(1,616)	$(1,846)

Australia	Depreciation and amortization	$(914)	$(913)
	General and administrative expense	(336)	(344)
		$(1,250)	$(1,257)

New Zealand	Depreciation and amortization	$(110)	$(107)
	General and administrative expense	—	(12)
		$(110)	$(119)

Total depreciation, amortization, general and administrative expense		$(2,976)	$(3,222)

OPERATING INCOME (LOSS) - CINEMA
United States		$(1,555)	$(3,146)
Australia		426	(974)
New Zealand		(213)	(355)
Total Cinema operating income (loss)		$(1,342)	$(4,475)

A reconciliation of real estate segment revenue to segment operating income for the quarters ended March 31, 2026 and March 31, 2025, is as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2026	March 31, 2025
REVENUE
United States	Live theatre rental and ancillary income	$748	$543
	Property rental income	1,052	1,044
		1,800	1,587
Australia	Property rental income	2,582	3,015
New Zealand	Property rental income	214	243
Total revenue		$4,596	$4,845

OPERATING EXPENSE
United States	Live theatre cost	$(272)	$(237)
	Occupancy expense	(225)	(177)
	Utilities	(69)	(44)
	Cleaning and maintenance	(36)	(31)
	Other operating expenses	(215)	(165)
		$(817)	$(654)

Australia	Occupancy expense	$(451)	$(487)
	Labor cost	(4)	(44)
	Utilities	(31)	(13)
	Cleaning and maintenance	(251)	(220)
	Other operating expenses	(247)	(258)
		$(984)	$(1,022)

New Zealand	Occupancy expense	$(34)	$(58)
	Labor cost	—	(2)
	Utilities	—	(5)
	Cleaning and maintenance	—	(4)
	Other operating expenses	(51)	(210)
		$(85)	$(279)

Total operating expense		$(1,886)	$(1,955)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(657)	$(660)
	General and administrative expense	(171)	(130)
		(828)	(790)

Australia	Depreciation and amortization	$(424)	$(385)
	General and administrative expense	(8)	(63)
		(432)	(448)

New Zealand	Depreciation and amortization	(60)	(57)
	General and administrative expense	—	(1)
		(60)	(58)

Total depreciation, amortization, general and administrative expense		$(1,320)	$(1,296)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$155	$143
Australia		1,166	1,545
New Zealand		69	(94)
Total real estate operating income (loss)		$1,390	$1,594

A reconciliation of segment operating income to income before income taxes is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Segment operating income (loss)	$48	$(2,881)
Unallocated corporate expense:
Depreciation and amortization expense	(96)	(133)
General and administrative expense	(3,584)	(3,877)
Interest expense, net	(4,228)	(4,742)
Equity earnings (loss) of unconsolidated joint ventures	71	23
Gain (loss) on sale of assets	—	6,526
Other (expense) income	(488)	(331)
Income (loss) before income taxes	$(8,277)	$(5,415)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
By segment:
Cinema	$184,611	$184,162
Real estate	177,104	176,396
Corporate (1)	69,765	74,371
Total assets	$431,480	$434,929
By country:
United States	$240,172	$245,169
Australia	168,314	166,026
New Zealand	22,994	23,734
Total assets	$431,480	$434,929

(1) Corporate Assets includes cash and cash equivalents of $5.5 million and $10.5 million as of March 31, 2026 and December 31, 2025, respectively.

The following table sets forth our operating properties by country:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
United States	$114,795	$140,179
Australia	59,511	58,934
New Zealand	8,651	8,861
Total operating property	$182,957	$207,974

The table below summarizes capital expenditures for the three months ended March 31, 2026

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Segment capital expenditures	$556	$406
Corporate capital expenditures	—	—
Total capital expenditures	$556	$406

NOTE 5 – OPERATIONS IN FOREIGN CURRENCY

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and losses from our U.S. cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar (“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of March 31, 2026. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources between jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the twelve months ended	As of and for the quarter ended
	March 31, 2026	December 31, 2025	March 31, 2025
Spot Rate
Australian Dollar	0.6855	0.6669	0.6236
New Zealand Dollar	0.5710	0.5755	0.5666
Average Rate
Australian Dollar	0.6956	0.6449	0.6277
New Zealand Dollar	0.5903	0.5819	0.5680

NOTE 6 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2026	2025
Numerator:
Net income (loss) attributable to Reading International, Inc.	$(8,147)	$(4,752)
Denominator:
Weighted average number of shares of common stock – basic	22,717,260	22,426,184
Weighted average dilutive impact of awards	—	—
Weighted average number of shares of common stock – diluted	22,717,260	22,426,184
Basic earnings (loss) per share	$(0.36)	$(0.21)
Diluted earnings (loss) per share	$(0.36)	$(0.21)
Awards excluded from diluted earnings (loss) per share	3,949,445	1,707,412

Our weighted average number of shares of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first three months of 2026 or 2025.

Outstanding awards of 3,949,445 shares for the period ended March 31, 2026 and 1,707,412 shares for the period ended March 31, 2025 were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

Note 7 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at March 31, 2026 and December 31, 2025, is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Land	$25,921	$48,389
Building and improvements	171,852	170,906
Leasehold improvements	48,987	48,652
Fixtures and equipment	151,451	149,251
Construction-in-progress	1,461	1,964
Total cost	399,672	419,162
Less: accumulated depreciation	(216,715)	(211,188)
Operating property, net	$182,957	$207,974

Depreciation expense for operating property was $3.2 million for the quarter ended March 31, 2026, as compared to $3.3 million for the quarter ended March 31, 2025.

Construction-in-Progress – Operating Properties

Construction-in-Progress balances are included in our operating properties. The balances of our major projects along with the movements for the three months ended March 31, 2026, are shown below:

(Dollars in thousands)	Balance, December 31, 2025	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, March 31, 2026
Cinema developments and improvements	$1,665	$100	$—	$(692)	$42	$1,115
Other real estate projects	299	44	—	—	3	346
Total	$1,964	$144	$—	$(692)	$45	$1,461

Recent Real Estate Monetizations

In order to support our liquidity, we have monetized certain of our real estate holdings. Details of those monetizations for the three months ended March 31, 2026, and the year ended December 31, 2025, are provided below.

Wellington, New Zealand property assets

On January 31, 2025, we sold our property assets in Wellington, New Zealand, including Courtenay Central, Tory Street car park and Wakefield Street car park, at a gross sale price of $21.5 million (NZ$38.0 million) The proceeds were used to pay off the Westpac mortgage on the property, and to reduce our Bank of America debt. We have an Agreement to Lease the cinema portion from the Purchaser, which is expected to commence upon the completion of seismic upgrade work by the Landlord and cinema fit-out work by ourselves.

The gain on sale of this property was calculated as follows:

March 31
(Dollars in thousands)	2025
Sales price	$21,538
Net book value	(14,666)
Gain on sale, gross of direct costs	6,872
Direct sale costs incurred	(306)
Gain on sale, net of direct costs	$6,566

Disposal Groups Held for Sale

Cinemas 1,2,3, Manhattan

In February 2026 we classified our Cinemas 1,2,3 property as held for sale at the lower of cost and fair value less costs to sell. No adjustments to the book value, as opposed to fair value, of $24.0 million of the assets contained within the disposal group were required, which consists of the Cinemas 1,2,3 building and related improvements. We expect to complete the monetization of this property within 12 months.

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

Real Estate Acquisitions

Sutton Hill Associates

On December 19, 2025, we purchased Sutton Hill Associates, a California general partnership. As a consequence of that transaction (i) we took on $13.6 million in long term debt owed by Sutton Hill Associates to a third party, and (ii) short term payables in the amount of $7.1 million owed by our Company to certain Sutton Hill Associates subsidiaries were eliminated on consolidation. The long term debt was recorded on our balance sheet at a fair value of $7.6 million, reflecting the fact that the debt has a term maturing on September 30, 2035, with no interim payments of principal, is unsecured and bears interest at only 4.75% per annum payable quarterly in arrears.

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

The components of lease expense are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$—	$10
Interest on lease liabilities	—	1
Operating lease cost	7,196	6,834
Variable lease cost	212	(159)
Total lease cost	$7,408	$6,686

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$11
Operating cash flows for operating leases	4,082	3,136
Right-of-use assets obtained in exchange for new operating lease liabilities	3,996	(768)

Supplemental balance sheet information related to leases is as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Operating leases
Operating lease right-of-use assets	$161,932	$159,659
Operating lease liabilities - current portion	20,392	20,081
Operating lease liabilities - non-current portion	164,128	162,919
Total operating lease liabilities	$184,520	$183,000
Finance leases
Property plant and equipment, gross	227	225
Accumulated depreciation	(227)	(225)
Property plant and equipment, net	$—	$—

Other information
Weighted-average remaining lease term - operating leases	10	10
Weighted-average discount rate - finance leases	Nil	Nil
Weighted-average discount rate - operating leases	5.04%	5.04%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2026	$29,264	$—
2027	27,045	—
2028	25,707	—
2029	23,992	—
2030	22,033	—
Thereafter	111,637	—
Total lease payments	$239,678	$—
Less imputed interest	(55,158)	—
Total	$184,520	$—

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

Lease income relating to operating lease payments was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Components of lease income
Lease payments	$2,758	$2,709
Variable lease payments	147	184
Total lease income	$2,905	$2,893

The book value of underlying assets under operating leases from owned assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Building and improvements
Gross balance	$116,653	$115,731
Accumulated depreciation	(26,312)	(25,232)
Net Book Value	$90,341	$90,499

The minimum contractual rent payments due on our leases are as follows:

(Dollars in thousands)	Operating leases
2026	$7,877
2027	9,893
2028	9,818
2029	9,223
2030	8,320
Thereafter	24,032
Total	$69,163

Note 9 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of March 31, 2026, and December 31, 2025.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2025	$19,379	$5,224	$24,603
Foreign currency translation adjustment	215	—	215
Balance at March 31, 2026	$19,594	$5,224	$24,818

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2026. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of March 31, 2026, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 2 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of March 31, 2026, and December 31, 2025, respectively.

	As of March 31, 2026
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,320	$23,802
Less: Accumulated amortization	(10,316)	(8,258)	(3,677)	(22,251)
Net intangible assets other than goodwill	$142	$766	$643	$1,551

	As of December 31, 2025
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,303	$23,785
Less: Accumulated amortization	(10,313)	(8,229)	(3,667)	(22,209)
Less: Impairments	—	—	—	—
Net intangible assets other than goodwill	$145	$795	$636	$1,576

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter ended March 31, 2026

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Beneficial lease amortization	$3	$3
Other amortization	29	32
Total intangible assets amortization	$32	$35

Note 10 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of March 31, 2026, and December 31, 2025:

		March 31,	December 31,
(Dollars in thousands)	Interest	2026	2025
Rialto Cinemas	50.0%	$(5)	$(6)
Mt. Gravatt	33.3%	3,325	3,270
Total investments		$3,320	$3,264

For the quarters ended March 31, 2026 and 2025, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Rialto Cinemas	$(30)	$(17)
Mt. Gravatt	101	40
Total equity earnings	$71	$23

Note 11 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Prepaid and other current assets
Prepaid expenses	$1,125	$1,137
Prepaid taxes	1,062	762
Deposits	377	368
Straight-line rent asset	4,035	—
Investments in marketable securities	11	14
Total prepaid and other current assets	$6,610	$2,281
Other non-current assets
Other non-cinema and non-rental real estate assets	675	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,646	11,499
Long-term deposits	8	8
Other	410	399
Total other non-current assets	$9,577	$13,418

Note 12 – Income Taxes

An income tax benefit of $0.1 million and $0.5 million were recognized during the three months ended March 31, 2026 and 2025, respectively.  The tax benefit for each of the three-month periods ended March 31, 2026 and 2025 is primarily resulted from year-to-date consolidated losses, offset with adjustments relating to valuation allowances on deferred tax assets in the U.S. and New Zealand.

Note 13 – Borrowings

Our Company’s borrowings at March 31, 2026 and December 31, 2025, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

	As of March 31, 2026
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,672	7.93%	7.93%
Bank of America Credit Facility (US)	September 18, 2026	6,025	6,025	6,025	11.75%	11.75%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2026	19,749	19,749	19,696	9.46%	9.46%
Minetta & Orpheum Theatres Loan (US)	June 1, 2026	6,434	6,434	6,430	7.00%	7.00%
Union Square Financing (US) (2)	November 6, 2026	49,000	46,141	45,821	10.83%	10.83%
Nationwide Theaters Corp. (US) (3)	September 30, 2035	13,648	13,648	7,728	4.75%	12.66%
Denominated in foreign currency ("FC") (4)
NAB Corporate Term Loan (AU)	July 31, 2030	64,641	64,641	64,361	5.51%	5.51%
		$187,410	$184,551	$177,733

(1)Net of deferred financing costs amounting to $0.9 million and debt discounts (3).

(2)This loan has an option to extend for one year, which is within our control and we intend to exercise.

(3)This debt is carried net of debt discounts of $5.9 million.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of March 31, 2026.

	As of December 31, 2025
(Dollars in thousands)	Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)	April 30, 2027	$27,913	$27,913	$27,617	8.10%	8.10%
Bank of America Credit Facility (US)	September 18, 2026	6,200	6,200	6,200	10.75%	10.75%
Cinemas 1, 2, 3 Term Loan (US)	October 1, 2026	19,841	19,841	19,766	9.46%	9.46%
Minetta & Orpheum Theatres Loan (US)	June 1, 2026	6,829	6,829	6,819	7.00%	7.00%
Union Square Financing (US) (3)	November 6, 2026	49,000	46,641	46,184	10.87%	10.87%
Nationwide Theaters Corp. (US) (4)	September 30, 2035	13,648	13,648	7,648	4.75%	12.66%
Denominated in foreign currency ("FC") (2)
NAB Corporate Term Loan (AU)	July 31, 2030	64,019	64,019	63,732	5.25%	5.25%
Total		$187,450	$185,091	$177,966

(1)Net of deferred financing costs amounting to $1.1 million and debt discounts (4).

(2)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2025.

(3)This loan has an option to extend for one year, which is within our control and we intend to exercise.

(4)This debt is carried net of debt discounts of $6.0 million.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	March 31,	December 31,
Balance Sheet Caption (Dollars in thousands)	2026	2025
Debt - current portion	$35,513	$35,999
Debt - long-term portion	114,548	114,350
Subordinated debt - long-term portion	27,672	27,617
Total borrowings	$177,733	$177,966

Trust Preferred Securities

Our $27.7 million Trust Preferred Securities loan matures on April 30, 2027. Interest is charged quarterly at 4.0% above SOFR. Interest payments for this loan are required every three months, with the face value of the loan payable on maturity.

Minetta and Orpheum Theatres Loan

Our $6.4 million loan with Santander Bank is secured by our Minetta and Orpheum Theatres. It carries an interest rate of 7.0%, matures on June 1, 2026, and various paydowns throughout the year and a final repayment on $6.2 million upon maturity. We are in discussions to refinance this facility.

Bank of America Credit Facility

Our $6.0 million Bank of America facility matures on September 18, 2026, having extended the maturity date on July 3, 2025, to May 18, 2026, and on December 29, 2025, to September 18, 2026. Interest is charged at 2.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and continued until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we determine to sell certain specified assets.

Cinemas 1,2,3 Term Loan

Our $19.7 million Cinemas 1,2,3 Term Loan with Valley National Bank matures on October 1, 2026. It carries an interest rate of 5.5% above monthly SOFR, with a floor of 7.50%.

On February 26, 2025, we exercised the last of our extension options on this loan, extending the maturity to October 1, 2025. On November 13, 2025, we extended the maturity of this loan to its current maturity date of October 1, 2026.

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

On May 2, 2025, we extended the maturity date of this loan to November 6, 2026, with one option to extend further to May 6, 2027. The extension provided for principal payments of $500,000 on or before such maturity dates. This modification and a subsequent repayment reduced the facility limit from $55.0 million to $49.0 million.

Nationwide Theaters Corp.

At the time of our acquisition of Sutton Hill Associates (“SHA”) on December 19, 2025, SHA held $13.6 million of notes payable to Nationwide Theaters Corp. The notes are due in full on September 30, 2035, with interest of 4.75% per annum paid on a quarterly basis. Acquired as part of the Sutton Hill Acquisition, we carry this debt at its calculated fair value of $7.6 million as of acquisition date, with an effective interest rate of 12.66% accreting to its face value over time of $13.6 million.

Debt denominated in foreign currencies

Australian NAB Corporate Term Loan (AU)

As of March 31, 2025, our Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matured on July 31, 2026. It consisted of (i) an AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU $60.0 million was revolving and AU$40.0 million was core and (ii) a Bank Guarantee Facility of AU$3.0 million at a rate of 1.9% per annum. AU$50.0 million of the Corporate Loan Facility remains subject to an Interest Rate Collar which has a floor of 4.18% and a cap of 4.78%. We also held an additional AU$20.0 million bridge facility which was repaid on May 21, 2025.

On April 2, 2025, we executed an amendment that among other things, increased the bank guarantee facility from AU$3.0 million to AU$4.0 million.

On November 12, 2025, we extended the maturity of this loan to July 31, 2030.

Note 14 – Other Liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Current liabilities
Accrued pension	$583	$575
Security deposit payable	165	165
Other	34	34
Other current liabilities	$782	$774
Other liabilities
Lease make-good provision	6,458	6,284
Accrued pension	1,541	1,747
Deferred rent liability	3,531	3,439
Environmental reserve	1,656	1,656
Other non-current liabilities	$13,186	$13,126

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 14 – Pension and Other Liabilities in our 2025 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $2.1 million on March 31, 2026. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter ended March 31, 2026, or 2025. Our pension plan is unfunded.

During the quarter ended March 31, 2026, the interest cost was $30,000, and the actuarial loss was $52,000. During the quarter ended March 31, 2025, the interest cost was $37,000 and the actuarial loss was $51,000.

Note 15 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2026	$(3,194)	$(18)	$(1,346)	$(56)	$(4,614)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	41	41
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1)	(1)
Net change related to derivatives	—	—	—	40	40

Net current-period other comprehensive income (loss)	383	(2)	52	40	473
Balance at March 31, 2026	$(2,811)	$(20)	$(1,294)	$(16)	$(4,141)

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

Certain Civil Litigation

Putative Class Action Litigation

Our Company is a defendant in two actions asserting putative class action claims under the Video Privacy Protection Act (the “VPPA”):  Daniel Valentini and Dallace Butler v. Reading International, Inc (2:24-cv-00255-RFB-MDC (D. Nev.)) (“The Valentini Case”), and Berryman v. Reading International, Inc. (1:24-cv-00750-PAE (S.D.N.Y.)) (“The Berryman Case”).  The plaintiffs in these cases allege that our Company is a video tape service provider and knowingly disclosed plaintiff’s movie purchase and video-viewing habits to third parties in violation of the VPPA. Valentini and Butler also allege violation of a parallel state statute (California Code section 1799.3, the “California Statute”). Berryman also asserts claims under a similar statute (New York General Business Law Section

671 et seq (the “NY Statute”) and under the NY Arts and Cultural Affairs Law Section 25.07(4) (the “NY AC Statute”) which regulates the disclosure requirements applicable to ticketing service charges and provides a right to recover “actual damages or fifty dollars per violation, whichever is greater.”

Only limited case law exists as to claims under VPPA, a federal statute enacted in 1988.  We have not identified any U.S. case in which an adverse VPPA judgment has been entered against a motion picture exhibition company on facts substantially similar to those alleged it this case.  Further, the precedent that does exist suggests that theatres with websites selling tickets to cinema exhibitions are not video tape service providers under the statute, even if they operate websites to sell tickets and that the information disclosed through consumer use of cinema websites like ours does not include “personally identifiable information,” a necessary condition for liability under the VPPA.

Our Company has filed motions to dismiss the Valentini and the Berryman claims under Federal rule of Procedure 12(b)(6) for failure to state a claim for which relief can be provided. The Valentini motion is on hold, pending the outcome of an appeal to the Ninth Circuit of a trial court decision which the Company believes, if affirmed, will likely result in the dismissal of the Valentini case.

By Opinion and Order dated March 12, 2026, the District Court granted our Company’s motion and dismissed the VPPA and NY Statute claims in their entirety, without leave to amend on the basis that we did not disclose an “personally identifiable information.” As a result of the Court’s ruling, no VPPA or NY Statute claims remain pending against the Company in the Berryman action. Plaintiff has no right to appeal such decision until after resolution of the entire case including the below discussed NY AC Statute claims.

Berryman also asserts claims under the NY AC Statute alleging deficiencies in the disclosure provided by our Company with respect to service charges to residents of New York who purchased tickets online to our New York cinemas. These claims were not the subject of the Company’s renewed motion to dismiss and remain pending. We believe that our disclosure satisfied the requirements of the NY AC Statute.

We also believe that we have defenses to the Valentini Case VPPA claims, including defense on the grounds that provided the basis for the above described dismissal of the Berryman VPPA claims.

Wellington Construction Damage Litigation

A subsidiary of the Company is the defendant in litigation in Wellington, New Zealand titled (Body Corporate 78693 v. Courtenay Car Park Limited & Ors CIV-2021-485-612 & CIV-2023-485-67) which involves various claims related to the dropping of a concrete beam onto adjacent property by a construction subcontractor working for the general contractor engaged by such subsidiary to do demolition work on our subsidiary’s property. In March 2026, the Court has issued its findings that, while our subsidiary would be liable to the plaintiff’s under a theory of strict liability due to the inherently dangerous nature of the construction activity, our subsidiary is entitled to full indemnity from its general contractor under both contractual indemnity and breach of contract theories of recovery. To the extent our general contractor should for any reason fail to make good on its indemnity obligations to us, our subsidiary’s liability is fully covered by insurance. Our co-defendants have appealed the Court’s decision and, in light of such appeal, we have likewise appealed to protect our position. We are advised by counsel that the appeals process is likely to take a couple of years. As of the date of this disclosure, we have no present obligation to settle any amounts in relation to this matter, as the Court has assessed that obligation on other defendants.

Philadelphia Code Violation Litigation

During the third quarter of 2025, our Company was served with a petition styled City of Philadelphia-Plaintiff vs. Reading International, Inc. Control Number 25074006 filed in the Court of Common Pleas under the City’s Code Enforcement Case Program, which among other things, (i) alleges violations of certain sections of the Philadelphia Code on property allegedly owned or under the control of Reading International in Philadelphia; (ii) seeks an order imposing statutory fines and reinspection fees and allowing the Department of Licenses and Inspections to enter the premises identified as 1120 Callowhill Street, Philadelphia Pennsylvania (the “Premises”) to conduct an interior inspection; and (iii) seeks an order compelling the Defendants to correct all alleged violations. We believe that it we have a variety of defenses to the claims, including defenses based on the fact, among other things, that some of the alleged violations were timely cured, that other allegations were timely appealed at the administrative level and that Reading International Inc. did not own the property in question (such property is owned by a subsidiary). We are in discussions with the City and have initiated measures including demolition of a building on the property and taking other actions to correct alleged violations through which we believe a resolution of the dispute will be accomplished. We are still in the talking stage with the City and discovery has not yet begun, but based on such conversations with the City and our review of the facts, we do not currently believe that there is a reasonable likelihood that the litigation will result in a material liability to the Company.

Note 17 – Non-controlling Interests

These are composed of the following enterprises:

•Australia Country Cinemas Pty Ltd. - 25% noncontrolling interest owned by Panorama Group International Pty Ltd;

•Shadow View Land and Farming, LLC - 50% noncontrolling membership interest owned by the estate of Mr. James J. Cotter, Sr. (the “Cotter Estate”). This limited liability company has no assets, known liabilities or ongoing business activities.

The components of noncontrolling interests are as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Australian Country Cinemas, Pty Ltd	$160	$143
Shadow View Land and Farming, LLC	(2)	(2)
Noncontrolling interests in consolidated subsidiaries	$158	$141

The components of income attributable to noncontrolling interests are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Australian Country Cinemas, Pty Ltd	$13	$(15)
Sutton Hill Properties, LLC	—	(176)
Net income (loss) attributable to noncontrolling interests	$13	$(191)

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At March 31, 2026, there were 1,055,488 shares of Class A Common Stock available for issuance under the 2020 Plan.

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

For the quarter ended March 31, 2026, we recorded a compensation expense of $189,000, relating to our prior stock option grants. For the quarter ended March 31, 2025, we recorded a compensation expense of $299,000, relating to our prior stock option grants. At March 31, 2026, the total unrecognized estimated compensation expense related to non-vested stock options was $0.8 million, which we expect to recognize over a weighted average vesting period of 1.15 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at March 31, 2026, was nil, as the closing price of our Class A Common Stock on that date was $1.13.

The following table summarizes the number of options outstanding and exercisable as of March 31, 2026, and December 31, 2025:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2024	1,707,412	$1.63	9.44	$—
Granted	2,396,708	1.41	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance - December 31, 2025	4,104,120	$1.49	6.52	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(154,675)	—	—	—
Balance - March 31, 2026	3,949,445	$1.46	6.29	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of March 31, 2026:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	March 31, 2026	March 31, 2026	March 31, 2026

Opening balance	339,438	1,222,252	1,561,690	1,378,948	68,576	114,167

April 11, 2023	—	413,536	413,536	208,289	177,827	27,420
April 21, 2023	—	237,719	237,719	106,295	127,807	3,617
April 28, 2023	—	20,427	20,427	10,218	8,661	1,548

Total	339,438	1,893,934	2,233,372	1,703,750	382,871	146,752

Time vested RSU awards to management typically vest 25% on the anniversary of the grant date and the remainder over a period of four years. Beginning in 2020, a performance component has been added to certain management equity grants, which vest on the third anniversary of their grant date based on the achievement of certain performance metrics. From 2021 onwards, RSUs have two vesting structures, which include time vesting and performance vesting. The majority of RSUs vest 75% evenly over a period of four years, with the remaining 25% contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the date of the grant. In the case of our Chief Executive Officer, RSUs vest 50% evenly over a period of four years with the remaining 50%, contingent upon the achievement of certain performance metrics, vesting in full on the third anniversary of the grant date. In the second quarter of 2025, our Compensation Committee, upon the recommendation of our Chief Executive Officer and Board Chair, determined that due to liquidity management concerns, our Company would not pay cash bonuses for which our executive officers and other senior management may have been potentially eligible, and to issue stock options in lieu of such bonuses. Also, in 2024 and 2025, our Compensation Committee determined not to issue long term incentive stock options or RSUs.

For the quarter ended March 31, 2026, we recorded compensation expense of $178,000. For the quarter ended March 31, 2025, we recorded compensation expense of $301,000. The total unrecognized compensation expense related to the non-vested RSUs was $0.8 million as of March 31, 2026, which we expect to recognize over a weighted average vesting period of 0.34 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024, and has not been renewed.

Note 19 – Hedge Accounting

As of March 31, 2026, our Company held derivative instruments to the notional value of $34.3 million (AU$50.0 million). As of December 31, 2025, our Company held derivatives in the total notional amount of $32.2 million (AU$50.0 million).

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	March 31,		December 31,
	2026		2025
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$16	Derivative financial instruments - current portion	$56
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$16		$56
Total derivatives		$16		$56

The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter ended March 31, 2026 and March 31, 2025, respectively, the derivative instruments affected Comprehensive Income as follows:

(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives
		Three Months Ended March 31
		2026	2025
Interest rate contracts	Interest expense	$(1)	$—
Total		$(1)	$—

(Dollars in thousands)	Amount
	Three Months Ended March 31
	2026	2025
Interest rate contracts	$(41)	$148
Total	$(41)	$148

Line Item	Amount
	Three Months Ended March 31
	2026	2025
Interest expense	$(1)	$—
Total	$(1)	$—

As of March 31, 2026, we expect to release $4,000 to earnings over the remaining life of the derivative.

Note 20 – Fair Value Measurements

ASC 820 Fair Value Measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•Level 1: Quoted market prices in active markets for identical assets or liabilities;

•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of March 31, 2026, and December 31, 2025, by level within the fair value hierarchy.

		Fair Value Measurement at March 31, 2026
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$156,638	$—	$—	$153,406	$153,406
Subordinated debt	27,913	—	—	27,835	27,835
	$184,551	$—	$—	$181,241	$181,241

		Fair Value Measurement at December 31, 2025
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$157,178	$—	$—	$155,727	$155,727
Subordinated debt	27,913	—	—	27,886	27,886
	$185,091	$—	$—	$183,613	$183,613

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of March 31, 2026, and December 31, 2025.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of March 31, 2026, and December 31, 2025, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarters ended March 31, 2026, and March 31, 2025.

Note 21 – Subsequent Events

There were no material subsequent events identified as of the date of this report.

This MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 (Financial Statements). The foregoing discussions and analyses contain certain forward-looking statements. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” included at the conclusion of this section and our “Risk Factors” set forth in our 2025 Form 10-K, Part 1 – Financial Information, Item 1A and the Risk Factors set out below.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes in this Report.

Business Overview & Updates

Cinema Exhibition Segment

We are encouraged by the improved performance of our cinema business in the first quarter of 2026, which reinforces our confidence in the continued recovery of our operations and the global cinema industry. While macroeconomic challenges remain, our first quarter 2026 results reflect improving industry momentum and support our confidence in the continued growth of our cinema business. Q1 2026 benefited from theatrical successes including Project Hail Mary, Wuthering Heights, GOAT, and Hoppers. Additionally, this quarter also saw the continued momentum of blockbuster hits from last quarter including Avatar: Fire and Ash, Zootopia 2, Wicked: For Good, Marty Supreme, and The Housemaid.

Certain current macroeconomic conditions continued to present challenges for our cinema operations during the relevant periods, which are listed below:

•Cinema attendance levels have not returned to pre-pandemic levels;

•The number of movies released by the major Hollywood studios and other distributors, while increasing from pandemic levels, have not yet returned to their higher pre-pandemic levels;

•The traditional exclusive theatrical release window remains shorter than historic periods, however, the major studios are indicating their intent to return to longer exclusivity periods;

•Inflationary pressures, ongoing supply chain issues and increased operating expenses continue to push up our variable costs while we encounter consumer resistance to higher ticket prices;

•Labor costs continue to rise due to mandated minimum wage increases;

•Significant and ongoing rises in fuel costs, which impact the cost of utilities;

•Increased fixed costs for third party cinema rents, some of which are increasing due to base rent escalations, some of which are fixed and some of which are adjusted by reference to changes in the cost of living index, which are exacerbated by our obligation to also pay deferrals of past rent. We have been able to mitigate this somewhat by negotiating for rent abatements and revised rental terms and through the closure of certain underperforming venues; and

•General market and economic conditions.

We believe that our ongoing focus on operational efficiency and strategic initiatives has improved our operations results. Over the past quarter, we have worked to optimize the efficiency of our locations, by:

•Renegotiating our cinema leases and aligning our occupancy costs more effectively with attendance levels that, in general, remain behind pre-pandemic levels.

•Prioritizing the elevation of the guest experience through our expanded Food and Beverage program. Beer and wine, and liquor service is available at nearly every one of our U.S. cinema locations. These enhancements are mirrored in our Australian and New Zealand markets, ensuring a consistent and premium experience for audiences across all regions. This strong focus on Food and Beverage contributed in revenue increases in all countries for the quarter compared to same period in the prior year.

•We are expanding our loyalty and membership ecosystem to strengthen guest engagement. In late 2024, we transitioned from Reel Club to Reading Rewards and Angelika Rewards in Australia and New Zealand. Members can also upgrade to Reading and Angelika Rewards Boost with a fee. In the United States, we transitioned from Cinema Extras in our U.S. Consolidated Theatres to a new free to join Consolidated rewards program and paid subscription premium membership at the end of 2025 and in our U.S. Reading Cinemas to a new free-to-join Reading rewards program and paid subscription premium membership in early 2026. Our existing Angelika free membership program in the U.S. continues to grow, with membership increasing meaningfully compared to the prior year and we plan to add an Angelika paid subscription premium membership in Q2 2026.

These initiatives have contributed to improved revenue generation and enhanced cost management, while highlighting our focus on delivering a compelling and differentiated cinema experience that supports repeat visitation.

Looking ahead, we believe that the rest of the 2026 film slate presents a major opportunity to continue the positive momentum that we are seeing. As of today, titles such as Super Mario Galaxy Movie and Michael have generated strong box office results, reinforcing continued audience appetite for compelling, broadly appealing theatrical releases. We will continue to have highly anticipated major releases throughout the remainder of the year including The Devil Wears Prada 2, Toy Story 5, Supergirl, Minions 3, Moana, The Odyssey, Spider Man: Brand New Day, The Cat in the Hat, Avengers: Doomsday, and Dune: Part Three. These 2026 future releases are positioned to appeal to a wide variety of audiences, which should allow for a strong carry-through for the rest of the year. These titles cover a wide range of genres, from family animation to science fiction, each with the potential to produce significant box office results. Supported by our strategic operational initiatives and continued audience engagement efforts, this diverse slate positions us for a robust year.

Real Estate Segment

In the United States, we now own 100% of our Cinemas 1,2,3 property and as of February 2026 we have classified this property as held for sale. At our 44 Union Square property in New York, Petco continues to occupy the cellar, ground, and second floors under a long-term lease on a full rent-paying basis, while we work to secure tenant(s) for the remaining space. We believe that demand for space in the Union Square submarket is improving. Additionally, we continue to hold our Newberry Yard property in Williamsport, Pennsylvania for sale.

In Australia, our real estate revenues continue to have steady, strong performance, especially when measured in local currency.

In New Zealand, we signed a purchase and sale agreement on March 4, 2026 to monetize our Napier property. The transaction is currently in its due diligence period.

To align with our liquidity priorities, we have largely deferred new real estate development. Capital spending in 2025 and to date in 2026 has been primarily focused on upgrades to our existing cinemas.

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

In the post-pandemic period, we have monetized nine property assets, but we believe our cinema and real estate segments remain complementary and central to our long-term growth strategy. Prior to the pandemic, cinema generated cash flows supported the capital requirements of our real estate development activities. During this period, we relied more heavily on income from our real estate assets and selectively monetized embedded value to support the Company. With the effects of COVID-19 and the 2023 Hollywood strikes now largely behind us, we expect improved film quality and consistency to drive increased attendance and restore cinema generated cash flows as a key source of capital to expand and enhance our existing cinema and real estate portfolios. To address anticipated liquidity needs, Newberry Yard and Cinemas 1,2,3 are held for sale. Following these planned dispositions, we expect to retain assets in Pennsylvania, Manhattan, and Australia that we believe offer meaningful long term value creation opportunities as capital resources permit.

Cinema Key Performance Indicators (“KPIs”)
(Unaudited; U.S. Dollars and functional currency thousands, except per patron data)

Food and Beverage Spend Per Patron

A key performance indicator utilized by management in our cinema exhibition segment is Food and Beverage (“F&B”) Spend Per Patron (“SPP”), which is calculated based on our total Food & Beverage Revenues on a post-tax basis divided by our attendance during a specific period.

One of our key strategic priorities has been the continued enhancement of food and beverage offerings across several of our global cinema locations. We have a total of 38 theater locations that offer elevated food and beverage menus (i.e. menus that are beyond traditional popcorn, soda, and candy). We use F&B SPP as a measure of our food and beverage operational performance as compared to that of our competitors. Although the profitability of our food and beverage operations is influenced by numerous factors, including labor and cost of goods, F&B SPP serves as an indicator of our ability to achieve consistent strong top-line performance. In addition, F&B SPP highlights our ability to optimize revenue by effectively promoting and selling supplementary products to our customers during each visit. Moreover, this metric assists in evaluating how well we can differentiate our F&B offerings from our competitors. Management uses F&B SPP to adjust food and beverage pricing strategies at our individual theaters, measure the effectiveness of promotional marketing initiatives, optimize menu offerings, and ensure price barriers are not created for our customers. F&B revenue is particularly important to cinema operators, as film distributors do not share in this revenue stream.

Our F&B SPP in functional currency for the three months ended March 31, 2026, and March 31, 2025, are as follows:

	Three Months Ended
	March 31,
Country	2026	2025	% Change Fav/(Unfav)

United States	$8.38	$7.97	5.1%
Australia	$8.09	$7.83	3.3%
New Zealand	$6.73	$6.80	(1.0)%

Average Ticket Price per Patron

An additional key performance indicator utilized by management in our cinema exhibition segment is Average Ticket Price (“ATP”) Per Patron, which is calculated based on our total Box Office Revenues on a post-tax basis divided by our attendance during a specific period. ATP serves to measure our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance, gauging the effectiveness of our cinemas’ pricing strategies and our ability to draw audiences back to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measure the effectiveness of our content programming, and ensure that price barriers are not created for core guests.

Our ATP in functional currency for the three months ended March 31, 2026, and March 31, 2025, are as follows:

	Three Months Ended
	March 31,
Country	2026	2025	% Change Fav/(Unfav)

United States	$13.71	$13.49	1.6%
Australia	$16.19	$15.52	4.3%
New Zealand	$14.87	$13.74	8.2%

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

Our real estate key performance indicator results for the three months ended March 31, 2026, and March 31, 2025, measured in functional currencies, are as follows:

		Three Months Ended
		March 31,
Country	KPI	2026	2025	% Change Fav/(Unfav)

United States	Net Operating Income (Loss)	$(321)	$(146)	(119.6)%

Australia	Net Operating Income (Loss)	$597	$1,022	(41.6)%
	Occupancy Factor	98.3%	95.4%	2.9	points
	Average Lease Duration	3.72 Years	3.89 Years	(0.17) years

New Zealand	Net Operating Income (Loss)	$(192)	$(475)	59.6%
	Occupancy Factor	100%	100%	-	points
	Average Lease Duration	0 Years	0.42 Years	(0.42) years

In the case of our Live Theatres, with respect to key performance indicators, we primarily look to the Live Theatre rental revenue and ancillary income from the theatres. This key performance indicator represents box office revenues less amounts paid to producers for license fee settlements, plus ancillary income earned by us from certain theatre operations. Our Live Theatre rental revenue and ancillary income for the first quarter of 2026 improved to $0.7 million compared to $0.5 million for the first quarter of 2025.

Cinema Exhibition Segment Overview

We operate our worldwide cinema businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, Angelika Cinemas, the State Cinema by Angelika, and for our one unconsolidated joint venture theatre, Event Cinemas brands.

•in New Zealand, under the Reading Cinemas and for our two unconsolidated joint venture theatres, Rialto Cinemas brands.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of March 31, 2026.

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

Our cinema revenues consist primarily of cinema ticket sales, F&B sales, screen advertising, gift card sales, cinema rentals, and online convenience fee revenue generated by the sale of our cinema tickets through our websites and mobile apps. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) cost of goods sold, (iii) operating costs, such as labor costs and utilities, and (iv) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality content and the number of weeks such content stays on screen. For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of our 2025 Form 10-K.

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

On February 9, 2025, we closed our underperforming cinema located in Queenstown.

On April 15, 2025, we closed our underperforming cinema located in San Diego, California.

Cinema Upgrades

The upgrades to our cinema circuit’s film exhibition technology and amenities over the years are as summarized in the following table as of March 31, 2026:

	Location Count	Screen Count
Screen Format
IMAX	1	1
TITAN LUXE and TITAN XC	27	33
70mm and/or 35mm projection	14	16
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	18	47
Upgraded Food & Beverage menu (U.S.)(3)	15	n/a
Premium Seating (features recliner seating)	35	210
Liquor Licenses (4)	49	n/a

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

(3)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(4)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we have beer and wine licenses in 100% of our cinemas and liquor licenses in all but three of our cinemas operating in the U.S. In Australia, 86% of our cinemas are licensed and we have no liquor licenses pending. In New Zealand, 38% of our cinemas are licensed.

Real Estate Segment Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and Live Theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our ETCs. In addition to owning the fee interests in 7 of our cinemas (as presented in the table under Cinema Exhibition Overview), as of March 31, 2026, we:

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

•own a 100% interest in Sutton Hill Properties LLC, a limited liability company, which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan. In addition, in the fourth quarter of 2025, we wound up our long term relationship with Sutton Hill Associates pursuant to a transaction whereby we purchased the 25% non-controlling minority interest in our Cinemas 1,2,3, property (also identified above as an “owned” cinema property) that we did not already own and the ground-lessee’s interest in the land and improvements constituting our Village East property. In February 2026, we classified our Cinemas 1,2,3 property as held for sale;

•own the approximately 23.9-acre Newberry Yard property in Williamsport, Pennsylvania, which is currently being held for sale; and

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia;

For a breakdown of our real estate assets, made current by our discussion below, please refer to Part I, Item 1 – Our Business of our 2025 Form 10-K.

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

Since 2021, we have monetized the following property assets:

(i)Our non-income producing land holdings in Coachella, California (March 5, 2021) and Manukau, New Zealand (March 4, 2021);

(ii)Our Redyard ETC in Auburn, Australia (June 9, 2021);

(iii)Our Royal George Live Theatre complex in Chicago (June 30, 2021, slated for redevelopment, and now being redeveloped for residential purposes by the new owner);

(iv)The land underlying our cinema in Invercargill, New Zealand (August 30, 2021);

(v)Our non-competitive four-screen cinema in Maitland, Australia (October 25, 2023);

(vi)Our administrative office building in Culver City, California (February 23, 2024);

(vii) On January 31, 2025, our approximately 3.7 acre five-parcel assemblage in the entertainment center of Wellington, New Zealand, which includes the Courtenay Central building; and

(viii) Most recently, on May 21, 2025, our Cannon Park property in Townsville, Queensland, Australia.

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

•Minetta Lane Theatre (New York, N.Y.) – Audible has a license agreement with us through March 15, 2027. Audible presents productions and special live performance engagements on the Audible streaming service. During the first quarter of 2026, Audible presented a number of original productions, including The Disappear, Michael Cruz Kayne – What Else What Else, and the critically acclaimed play Sexual Misconduct of the Middle Class with Hugh Jackman, which played previously during the second quarter of 2025.

•Orpheum Theatre (New York, N.Y.) – STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, the theatre has hosted a variety of productions including Rachel Bloom’s Death, Let Me Do My Show, Hamlet starring Eddie Izzard, The Big Gay Jamboree, The Jonathon Larson Project, Ginger Twinsies, and 11 to Midnight, which will run through next quarter.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 1,2,3, we have historically treated this property as an asset held for long term development. However, in February 2026, we classified our Cinemas 1,2,3 property as held for sale.

•The Reading Viaduct and Adjacent Properties (Philadelphia, Pennsylvania) – We continue work to realize the value of our real estate holdings in the City of Philadelphia. Our properties include the 0.7-mile-long Reading Viaduct – a raised railbed with bridges spanning the Callowhill and Poplar neighborhoods of Philadelphia and reaching Vine Street in the City’s Central Business District. The Reading Viaduct comprises over 6.0 acres of land, calculated inclusive of our contiguous properties and bridges arching over various public streets and sidewalks that connect our multiple parcels into one continuous land-holding, unimpaired by public thoroughfares. Representatives of the City of Philadelphia and the City Center District have expressed interest in acquiring the Reading Viaduct for park purposes as an extension to the existing Rail Park. According to its website, the City Center District is “a private-sector organization dedicated to making Center City Philadelphia clean, safe, and attractive, is committed to maintaining Center City’s competitive edge as a regional employment center, a quality place to live, and a premier regional destination for dining, shopping, and cultural attractions.” For more information, go to www.CenterCityPhila.org. In December 2023, the City adopted an ordinance enabling the condemnation of the Reading Viaduct, and the transfer of the property to the City Center District for use as a public park. Furthering these initiatives, since railroad property (such as the Reading Viaduct) is exempt from condemnation by state governments so long as such property is subject to the jurisdiction and oversight of the Federal Surface Transportation Board (the “STB”), the City has petitioned the STB for a determination that the Reading Viaduct is no longer railroad property subject to STB jurisdiction and oversight (the “STB Proceeding”). On September 24, 2025 the STB ruled in the City’s favor, which determination we have appealed. We continue to believe that Reading Viaduct offers a substantial long-term opportunity for our Company through a potential sale, lease or joint venture of part or all of the property. Our properties adjoining our Reading Viaduct include various free-standing legal parcels that could be monetized separately and/or apart from the main body of our Reading Viaduct.

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

On March 4, 2026, we signed a purchase and sale agreement to monetize our Napier, New Zealand property for a purchase price of NZ$2.5 million. The transaction is currently in its due diligence period.

For a complete list of our principal properties, see Part I, Item 2 – Properties under the heading “Investment and Development Property” in our 2025 Form 10-K.

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Condensed Consolidated Financial Statements-- Note 18 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2025 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter ended March 31, 2026, and March 31, 2025, respectively:

	Three Months Ended		% Change
(Dollars in thousands)	March 31, 2026	March 31, 2025	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$41,461	$36,404	14%
Real estate	4,596	4,845	(5)%
Inter-segment elimination	(933)	(1,080)	14%
Total revenue	45,124	40,169	12%
Operating expense
Cinema exhibition	(39,827)	(37,657)	(6)%
Real estate	(1,886)	(1,955)	4%
Inter-segment elimination	933	1,080	(14)%
Total operating expense	(40,780)	(38,532)	(6)%
Depreciation and amortization
Cinema exhibition	(1,993)	(2,141)	7%
Real estate	(1,141)	(1,102)	(4)%
Total depreciation and amortization	(3,134)	(3,243)	3%
General and administrative expense
Cinema exhibition	(983)	(1,081)	9%
Real estate	(179)	(194)	8%
Total general and administrative expense	(1,162)	(1,275)	9%
Segment operating income
Cinema exhibition	(1,342)	(4,475)	70%
Real estate	1,390	1,594	(13)%
Total segment operating income (loss)	$48	$(2,881)	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(96)	(133)	28%
General and administrative expense	(3,584)	(3,877)	8%
Interest expense, net	(4,228)	(4,742)	11%
Equity earnings of unconsolidated joint ventures	71	23	>100%
Gain (loss) on sale of assets	—	6,526	100%
Other income (expense)	(488)	(331)	(47)%
Income before income taxes	(8,277)	(5,415)	(53)%
Income tax benefit (expense)	143	472	(70)%
Net income (loss)	(8,134)	(4,943)	(65)%
Less: net income (loss) attributable to noncontrolling interests	13	(191)	>100%
Net income (loss) attributable to Reading International, Inc.	$(8,147)	$(4,752)	(71)%
Basic earnings (loss) per share	$(0.36)	$(0.21)	(71)%

Consolidated and Non-Segment Results:

First Quarter Net Results

Revenue

Revenue for the quarter ended March 31, 2026, increased by 12% (or $5.0 million), to $45.1 million, compared to the same period in the prior year, primarily due to (i) increased cinema revenues in the U.S. and Australia as a result of stronger overall movie slate in the first quarter of 2026 compared to the same period 2025 (despite a cinema closure in the U.S. in the second quarter of 2025), (ii) increased real estate revenues in the U.S., and (iii) the strengthening of the AU/NZ foreign exchange rates against the U.S. dollar. These increases in revenue were offset by (i) a decline in real estate rent revenues in Australia due to the sale of Cannon Park, and (ii) increased costs in Australia and New Zealand due to the above referenced strengthening of the AU/NZ foreign exchange rate.

Segment Operating Income/(Loss)

Our total segment operating income for the quarter ended March 31, 2026, increased by $2.9 million, from a loss of $2.9 million to net operating income of $48,000, due to improved box office revenue and Food & Beverage revenues in U.S. and Australia as a result of a stronger movie slate, which included Avatar: Fire and Ash, Project Hail Mary and Wuthering Heights.

During the first quarter of 2026, both the Australia and New Zealand dollars strengthened against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the first quarter of 2026 increased by 10.8% compared to the same period in 2025. The average New Zealand dollar exchange rate against the U.S. dollar for the first quarter of 2026 increased by 3.9% compared to the same period in 2025.

Net Income/(Loss)

For the quarter ended March 31, 2026, net loss attributable to Reading International, Inc. increased by 71%, from a loss of $4.8 million to a loss of $8.1 million, when compared to the same period in the prior year primarily. This was primarily due to a $6.6 million gain on sale of our property assets in Wellington, New Zealand including Courtenay Central in the first quarter of 2025 (income not replicated in the first quarter of 2026), offset by improved segment results, decreased interest expense (a reduction of $514,000), and decreased general and administrative expense (a reduction of $293,000).

Income Tax Expense

Income tax benefit for the three months ended March 31, 2026, decreased by $0.3 million compared to the equivalent prior-year period. The change between 2026 and 2025 is primarily related to an increase in reserve for valuation allowance in 2026.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter ended March 31, 2026, and March 31, 2025, respectively:

		Three Months Ended				% Change
(Dollars in thousands)		March 31, 2026	% of Revenue	March 31, 2025	% of Revenue	Fav/ (Unfav)
REVENUE
United States	Admissions revenue	$10,746	26%	$10,245	28%	5%
	Food & beverage revenue	6,708	16%	6,108	17%	10%
	Advertising and other revenue	2,009	5%	1,942	5%	3%
		$19,463	47%	$18,295	50%	6%

Australia	Admissions revenue	$12,177	29%	$9,630	26%	26%
	Food & beverage revenue	6,086	15%	4,856	13%	25%
	Advertising and other revenue	1,443	3%	1,196	3%	21%
		$19,706	48%	$15,682	43%	26%

New Zealand	Admissions revenue	$1,498	4%	$1,546	4%	(3)%
	Food & beverage revenue	679	2%	766	2%	(11)%
	Advertising and other revenue	115	0%	115	0%	-%
		$2,292	6%	$2,427	7%	(6)%

Total revenue		$41,461	100%	$36,404	100%	14%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(5,639)	14%	$(5,058)	14%	(11)%
	Food & beverage cost	(1,627)	4%	(1,583)	4%	(3)%
	Occupancy expense	(4,027)	10%	(3,967)	11%	(2)%
	Labor cost	(3,661)	9%	(4,082)	11%	10%
	Utilities	(1,203)	3%	(1,218)	3%	1%
	Cleaning and maintenance	(1,287)	3%	(1,541)	4%	16%
	Other operating expenses	(1,958)	5%	(2,146)	6%	9%
		$(19,402)	47%	$(19,595)	54%	1%

Australia	Film rent and advertising cost	$(5,075)	12%	$(3,956)	11%	(28)%
	Food & beverage cost	(1,366)	3%	(1,075)	3%	(27)%
	Occupancy expense	(4,785)	12%	(4,295)	12%	(11)%
	Labor cost	(3,699)	9%	(3,307)	9%	(12)%
	Utilities	(1,080)	3%	(842)	2%	(28)%
	Cleaning and maintenance	(1,131)	3%	(1,149)	3%	2%
	Other operating expenses	(894)	2%	(775)	2%	(15)%
		$(18,030)	43%	$(15,399)	42%	(17)%

New Zealand	Film rent and advertising cost	$(580)	1%	$(649)	2%	11%
	Food & beverage cost	(139)	0%	(148)	0%	6%
	Occupancy expense	(744)	2%	(733)	2%	(2)%
	Labor cost	(483)	1%	(534)	1%	10%
	Utilities	(99)	0%	(98)	0%	(1)%
	Cleaning and maintenance	(145)	0%	(194)	1%	25%
	Other operating expenses	(205)	0%	(307)	1%	33%
		$(2,395)	6%	$(2,663)	7%	10%

Total operating expense		$(39,827)	96%	$(37,657)	103%	(6)%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(969)	2%	$(1,121)	3%	14%
	General and administrative expense	(647)	2%	(725)	2%	11%
		$(1,616)	4%	$(1,846)	5%	12%

Australia	Depreciation and amortization	$(914)	2%	$(913)	3%	-%
	General and administrative expense	(336)	1%	(344)	1%	2%
		$(1,250)	3%	$(1,257)	3%	1%

New Zealand	Depreciation and amortization	$(110)	0%	$(107)	0%	(3)%
	General and administrative expense	—	0%	(12)	0%	100%
		$(110)	0%	$(119)	0%	8%

Total depreciation, amortization, general and administrative expense		$(2,976)	7%	$(3,222)	9%	8%

OPERATING INCOME (LOSS) – CINEMA

United States	$(1,555)	(4)%	$(3,146)	(9)%	51%
Australia	426	1%	(974)	(3)%	>100%
New Zealand	(213)	(1)%	(355)	(1)%	40%
Total Cinema operating income (loss)	$(1,342)	(3)%	$(4,475)	(12)%	70%

First Quarter Results

Revenue

For the quarter ended March 31, 2026, cinema revenue increased by $5.1 million, to $41.5 million compared to the same period in the prior year. Despite the closure of a 14-screen U.S. cinema, this increase was primarily driven by (i) improved box office revenues in the U.S. and Australia due to a stronger movie slate including Avatar: Fire and Ash, Project Hail Mary and Wuthering Heights (ii) higher Food & Beverage revenues in our U.S. and Australia cinema circuit due to increased attendance combined with higher F&B SPP and (iii) the impact of the strengthening of the Australian and New Zealand dollars. Our results were partially offset by lower cinema revenues in New Zealand, which was adversely impacted by the closure of an underperforming cinema in the first quarter of 2025.

Cinema Exhibition Segment Operating Income/(Loss)

Cinema exhibition segment operating loss for the quarter ended March 31, 2026, improved by $3.1 million, from a loss of $4.5 million to a loss of $1.3 million when compared to the same period in the prior year. The improvement in segment operating loss is due to (i) increased cinema revenues in all three categories in the U.S. and Australia resulting from a better movie slate and higher attendance (ii) and a decrease in depreciation and amortization globally, partially offset by an increase in operating expenses in Australia.

Operating Expenses

Operating expenses for the quarter ended March 31, 2026, increased by $2.2 million to $39.8 million, compared to $37.7 million in the same period in the prior year, due to due to higher attendance in the U.S. and Australia, which resulted in higher film rent, Food and Beverage cost, and other variable costs, plus higher occupancy cost globally. Furthermore, our expenses increased generally in U.S. dollar terms with the strengthening of the Australian and New Zealand dollars. This was offset by the savings in labor, cleaning and maintenance, and other operating expenses in the U.S. and a decrease in operating expense in New Zealand partly due to the closure of an underperforming cinema.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended March 31, 2026, decreased by $0.2 million, to $3.0 million, compared to the same period in the prior year.

Real Estate

The following table details our real estate segment operating results for the quarter ended March 31, 2026 and March 31, 2025, respectively:

		Three Months Ended				% Change
(Dollars in thousands)		March 31, 2026	% of Revenue	March 31, 2025	% of Revenue	Fav/ (Unfav)
REVENUE
United States	Live theatre rental and ancillary income	$748	16%	$543	11%	38%
	Property rental income	1,052	23%	1,044	22%	1%
		1,800	39%	1,587	33%	13%
Australia	Property rental income	2,582	56%	3,015	62%	(14)%
New Zealand	Property rental income	214	5%	243	5%	(12)%
Total revenue		$4,596	100%	$4,845	100%	(5)%

OPERATING EXPENSE
United States	Live theatre cost	$(272)	6%	$(237)	5%	(15)%
	Occupancy expense	(225)	5%	(177)	4%	(27)%
	Utilities	(69)	2%	(44)	1%	(57)%
	Cleaning and maintenance	(36)	1%	(31)	1%	(16)%
	Other operating expenses	(215)	5%	(165)	3%	(30)%
		$(817)	18%	$(654)	13%	(25)%

Australia	Occupancy expense	$(451)	10%	$(487)	10%	7%
	Labor cost	(4)	0%	(44)	1%	91%
	Utilities	(31)	1%	(13)	0%	(>100)%
	Cleaning and maintenance	(251)	5%	(220)	5%	(14)%
	Other operating expenses	(247)	5%	(258)	5%	4%
		$(984)	21%	$(1,022)	21%	4%

New Zealand	Occupancy expense	$(34)	1%	$(58)	1%	41%
	Labor cost	—	0%	(2)	0%	100%
	Utilities	—	0%	(5)	0%	100%
	Cleaning and maintenance	—	0%	(4)	0%	100%
	Other operating expenses	(51)	1%	(210)	4%	76%
		$(85)	2%	$(279)	6%	70%

Total operating expense		$(1,886)	41%	$(1,955)	40%	4%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(657)	14%	$(660)	14%	-%
	General and administrative expense	(171)	4%	(130)	3%	(32)%
		(828)	18%	(790)	16%	(5)%

Australia	Depreciation and amortization	$(424)	9%	$(385)	8%	(10)%
	General and administrative expense	(8)	0%	(63)	1%	87%
		(432)	9%	(448)	9%	4%

New Zealand	Depreciation and amortization	(60)	1%	(57)	1%	(5)%
	General and administrative expense	—	0%	(1)	0%	100%
		(60)	1%	(58)	1%	(3)%
Total depreciation, amortization, general and administrative expense		$(1,320)	29%	$(1,296)	27%	(2)%

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$155	3%	$143	3%	8%
Australia		1,166	25%	1,545	32%	(25)%
New Zealand		69	2%	(94)	(2)%	>100%
Total real estate operating income (loss)		$1,390	30%	$1,594	33%	(13)%

First Quarter Results

Revenue

Real estate rent revenue for the quarter ended March 31, 2026, decreased by $0.2 million to $4.6 million, compared to the same period in the prior year primarily due to loss of Australia and New Zealand property rental income from the monetization of Wellington property assets in New Zealand in January 2025, and Cannon Park ETC in Townsville, Queensland, Australia in May 2025. This is partially offset by higher Live Theatre rental and ancillary income, and the impact of the strengthening of the Australian and New Zealand dollars.

Real Estate Segment Income/(Loss)

Real estate segment operating income for the quarter ended March 31, 2026 decreased by $0.2 million to $1.4 million, compared to $1.6 million in the same period in the prior year. This decrease was due to a reduction in Australia and New Zealand rental income and an increase in the U.S. operating expense, partially offset by an increase in U.S. Live Theatre rental and ancillary income and a reduction in Australia and New Zealand operating expenses.

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

However, disruptions to our cinema cash flow caused by the COVID-19 pandemic, the 2023 Hollywood Strikes and periods of weak theatrical releases, augmented by changing consumer habits due to each of the foregoing, and continuing macroeconomic headwinds, have made it necessary for us to defer capital expenditures and to rely on the proceeds of asset monetizations to cover our costs of operations, pay interest, and pay down debt.

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

While our Company believes that global cinema business is recovering, we still face macroeconomic pressures such as high interest rates, inflation, supply chain issues and increased film rent (particularly on popular releases), labor, and operating costs, many of which are beyond our control. We have taken a variety of steps across our various operating jurisdictions to reduce our spending, including, without limitation, deferring non-essential capital expenditures, deferring certain operational expenses, renegotiating occupancy arrangements, closing certain unprofitable cinemas, deferring compensation expenses, and eliminating certain travel and entertainment expenses. We closely monitor our debt maturity dates, and where appropriate, we may seek necessary term extensions. Notably, on November 12, 2025, we extended our NAB facility by 5 years and on November 13, 2025, and on March 30, 2026, in anticipation of the upcoming scheduled NAB debt repayments, NAB has agreed to reduce our minimum liquidity requirement for a limited defined period in 2026. On February 6, 2026, we executed an agreement to defer a $500,000 principal payment related to our 44 Union Square loan, which we then settled on March 13, 2026. On February 27, 2026, we modified our Bank of America facility to modify current principal repayments. The maturity date and interest rate remain unchanged. As of March 31, 2026, we have debt of $35.5 million coming due in the next 12 months. While the Central Banks of the three countries in which we do business have reduced interest rates from recent highs, rates remain elevated when compared to pre-pandemic periods.

As discussed elsewhere in this Report, we believe that cinema cash flow for 2026 will be stronger than in recent periods. However, if our Company is unable to generate sufficient cash flow in the upcoming months, we will be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations or finding additional sources of liquidity. In May 2025, we sold our Cannon Park property assets in Australia for $20.7 million (AU$32.0 million) and repaid our $12.9 million (AU$20.0 million) Bridge Facility. In January 2025, we sold our Wellington property assets in New Zealand for $21.5 million (NZ$38.0 million) and repaid our $10.5 million (NZ$18.8 million) loan to Westpac and paid down $6.1 million to Bank of America.

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

On March 4, 2026, we signed a purchase and sale agreement to monetize our Napier, New Zealand property. The transaction is in its due diligence period. Also, our Newberry Yard property in Williamsport, Pennsylvania continues to be listed as an asset held for sale. This property was historically used as a rail yard, and, accordingly, improved with tracks and switches and has direct access to the area’s rail system. Certain issues as to the location of various railroad rights of way have now been resolved on what we believe to be favorable terms and terms which enhanced the value of the property. Given the specialized nature of this property and the relatively limited carrying costs (principally property taxes), our disposition strategy is to wait for a strategic buyer who will place value on the nature of our rail yard property and its access to nationwide rail systems.

In December 2025 we wound up our relationship with Sutton Hill Associates (“SHA”) to among other things, obtain complete legal ownership of our Cinemas 1,2,3 property. Our 2025 Form 10-K discusses the mechanics of this transaction. In February 2026 we retained Newmark & Company Real Estate, Inc to monetize the property. While no assurances can be given, we believe it reasonable to assume that these assets can be monetized before the end of the third quarter of this year. We assume that any buyer will be contemplating the redevelopment of the property for residential purposes (which we believe to be the highest and best use of the property and which we do not currently have the capital to pursue) and have advised our brokers that we are prepared to remain in occupancy during the development period. The only debt on our Cinemas 1,2,3 property is a $19.7 million first mortgage.

If we cannot obtain sufficient net proceeds from the disposition of these assets (or determine to defer disposition due to unfavorable market conditions), in addition to other strategies, we may look to monetize other real estate assets.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Condensed Consolidated Financial Statements - Note 13 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I - Financial Information, Item 1 – Notes to Condensed Consolidated Financial Statements – Note 2 – Liquidity and Impairment Assessment.

The changes in cash and cash equivalents for the quarter ended March 31, 2026, and March 31, 2025, respectively, are discussed as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025	% Change
Net cash provided by (used in) operating activities	$(2,466)	$(7,702)	68%
Net cash provided by (used in) investing activities	(545)	17,878	(>100)%
Net cash provided by (used in) financing activities	(2,254)	(16,853)	87%
Effect of exchange rate on cash and restricted cash	273	(61)	>100%
Increase (decrease) in cash and cash equivalents and restricted cash	$(4,992)	$(6,738)	26%

Operating activities

Cash used in operating activities for the quarter ended March 31, 2026, decreased by $5.2 million, to $2.5 million compared to cash used in the same period in prior year of $7.7 million. This was primarily driven by a decrease in net operating loss of $2.8 million and increase in net payables of $2.5 million.

Investing activities

Cash used in investing activities during the quarter ended March 31, 2026 was $0.5 million, compared to cash provided in the same prior year period of $17.9 million. This was due to proceeds from sale of our Wellington properties, New Zealand in the first quarter of 2025.

Financing activities

Cash used in financing activities for the quarter months ended March 31, 2026, decreased by $14.6 million, to $2.3 million compared to cash used by financing activities of $16.9 million in the same prior year period. This was primarily due to pay off of our $10.5 million loan to Westpac and a $6.1 million repayment to Bank of America, following the sale of our Wellington properties, New Zealand in the first quarter of 2025.

The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the three months ended March 31, 2026, and preceding four years:

	As of and for the 3-Months Ended	Year Ended December 31
($ in thousands)	March 31, 2026	2025	2024	2023	2022
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$5,524	$10,531	$12,347	$12,906	$29,947
Unused borrowing facility	2,859	2,359	7,859	7,859	12,000
Restricted for capital projects	2,859	2,359	7,859	7,859	12,000
Unrestricted capacity	—	—	—	—	—
Total resources at period end	8,383	12,890	20,206	20,765	41,947
Total unrestricted resources at period end	5,524	10,531	12,347	12,906	29,947
Debt-to-Equity Ratio
Total contractual facility	$187,410	$187,450	$210,572	$218,159	$227,633
Total debt (gross of deferred financing costs)	184,551	185,091	202,713	210,300	215,633
Current	35,513	35,999	69,193	35,070	38,026
Non-current	149,038	149,092	133,520	175,230	177,607
Finance lease liabilities	—	—	43	83	28
Total book equity	(25,387)	(18,098)	(4,790)	32,996	63,279
Debt-to-equity ratio	(7.27)	(10.23)	(42.32)	6.37	3.41
Changes in Working Capital
Working capital (deficit)(1)	$(86,123)	$(106,765)	$(104,584)	$(88,373)	$(74,152)
Current ratio	0.34	0.17	0.35	0.30	0.39
Capital Expenditures (including acquisitions)	$516	$1,498	$2,028	$4,711	$9,780

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

As of March 31, 2026, we had $5.5 million in unrestricted cash and cash equivalents compared to $10.5 million on December 31, 2025. On March 31, 2026, our total outstanding borrowings were $184.6 million compared to $185.1 million on December 31, 2025.

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

The U.S. dollar value of our Australian borrowings is subject to changes in foreign exchange rates, which may or may not be material depending on currency fluctuations. However, since we intend to repay this debt using Australian revenues, we do not consider such fluctuations material to our overall strategy.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of March 31, 2026:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Debt(1)	$82,187	$3,016	$3,016	$3,016	$51,755	$13,648	$156,638
Operating leases, including imputed interest	29,264	27,045	25,707	23,992	22,033	111,637	239,678
Subordinated debt(1)	—	27,913	—	—	—	—	27,913
Pension liability	435	607	640	442	—	—	2,124
Interest on pension liability	78	77	44	11	—	—	210
Estimated interest on debt (2)	9,848	5,446	4,188	4,027	2,598	3,079	29,186
Total	$121,812	$64,104	$33,595	$31,488	$76,386	$128,364	$455,749

(1)Information is presented gross of deferred financing costs.

(2)Estimated interest on debt is based on the anticipated loan balances for future periods and current applicable interest rates.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of probable and estimable losses for the resolution of these claims.

Please refer to Part I, Item 3 – Legal Proceedings in our 2025 Form 10-K for more information. There have been no material changes to our litigation since our 2025 Form 10-K, except as set forth in Notes to Condensed Consolidated Financial Statements - Note 16 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q. This note sets out our litigation accounting policies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies requires significant judgments and estimates in the preparation of our Condensed Consolidated Financial Statements and hence, are critical to our business operations and the understanding of our financial results:

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended March 31, 2026.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended March 31, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding patrons returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our ability to complete the sale of our Cinemas 1,2,3 property; our expectations regarding the effects of our enhanced F&B offerings on our operating results; our expectations regarding our ability to monetize our assets on terms acceptable to us; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•the extent to which we encounter competition from other cinema exhibitors, from other sources of outside-the-home entertainment, and from inside-the-home entertainment options, such as “home cinemas” and competitive film product distribution technology, such as, streaming, cable, satellite broadcast, and video on demand platforms;

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

•the disruptions or reductions in the utilization of entertainment, shopping and hospitality venues, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases, or to changing consumer tastes and habits; and

•the impact of protests, demonstrations, civil unrest on government policy, consumer willingness to visit shopping centers.

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

•our ongoing access to borrowed funds and capital and the interest that must be paid on that debt and the returns that must be paid on such capital, and our ability to borrow funds to help cover the cessation of cash flows we experienced during and following the COVID-19 pandemic;

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended March 31, 2026. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

Not Applicable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the above-mentioned new controls, and our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1 – Legal Proceedings

The information required under Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Notes to Condensed Consolidated Financial Statements - Note 16 – Commitments and Contingencies included herein in Part I – Financial Information, Item 1 – Financial Statements on this Quarterly Report on Form 10-Q.

For further details on our legal proceedings, please refer to Part I, Item 3 – Legal Proceedings, contained in our 2025 Form 10-K.

Item 1A – Risk Factors

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2025 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2025 Form 10-K, as well as those contained in Part I – Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2025 Form 10-K.

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1*	Waiver and Twelfth Amendment to Second Amendment and Restated Credit Agreement, dated February 27, 2026, between Consolidated Amusement Holdings, LLC and Bank of America, N.A
10.2*†	Amendment Deed dated March 31, 2026 between National Australia Bank Limited and Reading Entertainment Australia Pty Ltd.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: May 15, 2026

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: May 15, 2026

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer