Form 10-Q
period 2026-06-30
READING INTERNATIONAL INC
filed 2026-08-14
CIK 716634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2026, there were 21,209,537 shares of Class A Nonvoting Common Stock, $0.01 par value per share, and 1,680,590 shares of Class B Voting Common Stock, $0.01 par value per share, outstanding.

READING INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share information)

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,680	$10,531
Restricted cash	2,279	2,327
Receivables	5,627	4,553
Inventories	1,738	1,664
Prepaid and other current assets	7,332	2,281
Asset groups held for sale	24,451	460
Total current assets	47,107	21,816
Operating properties, net	181,125	207,974
Operating lease right-of-use assets	158,851	159,659
Investment in unconsolidated joint ventures	3,491	3,264
Goodwill	24,864	24,603
Intangible assets, net	1,521	1,576
Deferred tax asset, net	3,406	2,619
Other assets	9,045	13,418
Total assets	$429,410	$434,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$56,494	$52,826
Film rent payable	5,877	6,973
Debt - current portion	80,228	35,999
Subordinated debt - current portion	27,728	—
Derivative financial instruments - current portion	—	56
Taxes payable - current	1,559	545
Deferred current revenue	11,018	11,327
Operating lease liabilities - current portion	20,837	20,081
Other current liabilities	745	774
Total current liabilities	204,486	128,581
Debt - long-term portion	68,559	114,350
Subordinated debt, non-current portion	—	27,617
Noncurrent tax liabilities	6,397	6,434
Operating lease liabilities - non-current portion	159,842	162,919
Other liabilities	13,267	13,126
Total liabilities	$452,551	$453,027
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A non-voting common shares, par value $0.01, 100,000,000 shares authorized,
34,145,648 issued and 21,209,537 outstanding at June 30, 2026 and
33,972,781 issued and 21,036,670 outstanding at December 31, 2025	243	241
Class B voting common shares, par value $0.01, 20,000,000 shares authorized and
1,680,590 issued and outstanding at June 30, 2026 and December 31, 2025	17	17
Nonvoting preferred shares, par value $0.01, 12,000 shares authorized and no issued
or outstanding shares at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	156,142	155,454
Retained earnings/(accumulated deficit)	(134,807)	(128,930)
Treasury shares, at cost	(40,407)	(40,407)
Accumulated other comprehensive income	(4,531)	(4,614)
Total Reading International, Inc. stockholders’ equity	(23,343)	(18,239)
Noncontrolling interests	202	141
Total stockholders’ equity	(23,141)	(18,098)
Total liabilities and stockholders’ equity	$429,410	$434,929

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; U.S. dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Cinema	$62,990	$56,782	$104,451	$93,186
Real estate	3,906	3,596	7,569	7,361
Total revenue	66,896	60,378	112,020	100,547
Costs and expenses
Cinema	(49,910)	(46,883)	(88,803)	(83,460)
Real estate	(1,936)	(1,840)	(3,822)	(3,795)
Depreciation and amortization	(3,171)	(3,380)	(6,401)	(6,756)
General and administrative	(4,402)	(5,384)	(9,148)	(10,537)
Total costs and expenses	(59,419)	(57,487)	(108,174)	(104,548)
Operating income (loss)	7,477	2,891	3,846	(4,001)
Interest expense, net	(4,320)	(4,354)	(8,549)	(9,096)
Gain (loss) on sale of assets	—	1,872	—	8,398
Other income (expense)	294	(2,273)	(194)	(2,607)
Income (loss) before income tax expense and equity earnings of unconsolidated joint ventures	3,451	(1,864)	(4,897)	(7,306)
Equity earnings of unconsolidated joint ventures	360	285	431	308
Income (loss) before income taxes	3,811	(1,579)	(4,466)	(6,998)
Income tax benefit (expense)	(1,497)	(1,225)	(1,354)	(753)
Net income (loss)	$2,314	$(2,804)	$(5,820)	$(7,751)
Less: net income (loss) attributable to noncontrolling interests	44	(137)	57	(328)
Net income (loss) attributable to Reading International, Inc.	$2,270	$(2,667)	$(5,877)	$(7,423)
Basic earnings (loss) per share	$0.10	$(0.12)	$(0.26)	$(0.33)
Diluted earnings (loss) per share	$0.10	$(0.12)	$(0.26)	$(0.33)
Weighted average number of shares outstanding–basic	22,757,618	22,708,206	22,738,180	22,586,019
Weighted average number of shares outstanding–diluted	23,842,505	22,708,206	22,738,180	22,586,019

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; U.S. dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$2,314	$(2,804)	$(5,820)	$(7,751)
Foreign currency translation gain (loss)	(457)	2,741	(74)	3,154
Gain (loss) on cash flow hedges	16	(87)	56	(98)
Other	51	58	105	109
Comprehensive income (loss)	1,924	(92)	(5,733)	(4,586)
Less: net income (loss) attributable to noncontrolling interests	44	(137)	57	(328)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	8	4	9
Comprehensive income (loss)	$1,880	37	$(5,794)	$(4,267)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; U.S. dollars in thousands)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2026	21,034	$241	1,680	$17	$155,454	$(128,930)	$(40,407)	$(4,614)	$(18,239)	$141	$(18,098)
Net income (loss)	—	—	—	—	—	(8,147)	—	—	(8,147)	13	(8,134)
Other comprehensive income, net	—	—	—	—	—	—	—	473	473	4	477
Share-based compensation expense	—	—	—	—	368	—	—	—	368	—	368
At March 31, 2026	21,034	$241	1,680	$17	$155,822	$(137,077)	$(40,407)	$(4,141)	$(25,545)	$158	$(25,387)
Net income	—	—	—	—	—	2,270	—	—	2,270	44	2,314
Other comprehensive income, net	—	—	—	—	—	—	—	(390)	(390)	--	(390)
Share-based compensation expense	—	—	—	—	431	—	—	—	431	—	431
Restricted Stock Units	173	2	—	—	(111)	—	—	—	(109)	—	(109)
At June 30, 2026	21,207	$243	1,680	$17	$156,142	$(134,807)	$(40,407)	$(4,531)	$(23,343)	$202	$(23,141)

	Common Stock					Retained		Accumulated	Reading
	Class A	Class A	Class B	Class B	Additional	Earnings		Other	International Inc.		Total
	Non-Voting	Par	Voting	Par	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(Dollars in thousands, except shares)	Shares	Value	Shares	Value	Capital	Deficit)	Shares	Income (Loss)	Equity	Interests	Equity
At January 1, 2025	20,743	$238	1,681	$17	$157,751	$(114,790)	$(40,407)	$(7,173)	$(4,364)	$(426)	$(4,790)
Net income (loss)	—	—	—	—	—	(4,756)	—	—	(4,756)	(191)	(4,947)
Other comprehensive income, net	—	—	—	—	—	—	—	452	452	1	453
Share-based compensation expense	—	—	—	—	600	—	—	—	600	—	600
At March 31, 2025	20,743	$238	1,681	$17	$158,351	$(119,546)	$(40,407)	$(6,721)	$(8,068)	$(616)	$(8,684)
Net income	—	—	—		—	(2,667)	—	—	(2,667)	(137)	(2,804)
Other comprehensive income, net	—	—	—		—	—	—	2,704	2,704	8	2,712
Share-based compensation expense	—	—	—		530	—	—	—	530	--	530
Restricted Stock Units	291	3	—		(185)	—	—	—	(182)	--	(182)
At June 30, 2025	21,034	$241	1,681	$17	$158,696	$(122,213)	$(40,407)	$(4,017)	$(7,683)	$(745)	$(8,428)

 See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income (loss)	$(5,820)	$(7,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of unconsolidated joint ventures	(431)	(308)
Distributions of earnings from unconsolidated joint ventures	351	333
(Gain) loss recognized on foreign currency transactions	137	2,652
(Gain) loss on sale of assets	—	(8,398)
Amortization of operating leases	9,756	12,155
Amortization of finance leases	—	21
Change in operating lease liabilities	(11,422)	(10,975)
Change in net deferred tax assets	(670)	(238)
Depreciation and amortization	6,401	6,756
Other amortization	629	584
Stock based compensation expense	799	1,130
Net changes in operating assets and liabilities:
Receivables	(1,020)	2
Prepaid and other assets	(618)	(4,141)
Payments for accrued pension	(342)	(342)
Accounts payable and accrued expenses	3,243	4,802
Film rent payable	(1,203)	(1,558)
Taxes payable	1,006	(306)
Deferred revenue and other liabilities	(114)	(569)
Net cash provided by (used in) operating activities	682	(6,151)
Investing Activities
Purchases of and additions to operating and investment properties	(1,389)	(635)
Contributions to unconsolidated joint ventures	(29)	—
Proceeds from sale of assets	—	38,441
Net cash provided by (used in) investing activities	(1,418)	37,806
Financing Activities
Repayment of borrowings	(4,311)	(33,843)
Repayment of finance lease principal	—	(21)
Capitalized borrowing costs	(6)	(837)
(Cash paid) proceeds from the settlement of employee share transactions	(109)	(182)
Net cash provided by (used in) financing activities	(4,426)	(34,883)
Effect of exchange rate on cash and restricted cash	263	101
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,899)	(3,127)
Cash and cash equivalents and restricted cash at the beginning of the period	12,858	15,082
Cash and cash equivalents and restricted cash at the end of the period	$7,959	$11,955

Cash and cash equivalents and restricted cash consists of:
Cash and cash equivalents	$5,680	$9,073
Restricted cash	2,279	2,882
	$7,959	$11,955

Supplemental Disclosures
Interest paid	$7,644	$8,130
Income taxes (refunded) paid	1,008	2,002
Non-Cash Transactions
Additions to operating and investing properties through accrued expenses	$424	$420

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

READING INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of and for the six months ended June 30, 2026

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

We have $108.0 million of debt due in twelve months, cash of $5.7 million and negative working capital of $157.4 million. As a result, we have developed a plan to address and overcome the going concern uncertainty. Our plan is informed by current liquidity positions, debt obligations, our beliefs about the marketability of certain real estate properties, our beliefs about the recovery of the global cinema industry, cash flow estimates, known capital and other expenditure requirements and commitments and our current business plan and strategies. Our Company’s business plan - two businesses (real estate and cinema) in three countries (Australia, New Zealand and the U.S.) - has served us well historically and is key to our overall evaluation of ASC 205-40 Going Concern.

While we believe that, with an increase in the quantity and quality of films being released to cinemas compared to pre-pandemic levels, patronage and operating revenue levels will improve, we have no control over attendance levels and no assurances can be given as to the nature of the reception of future movies by the movie-going public.

We continue the process of refinancing and/or extending certain loans, as further discussed in Note 13, Borrowings. In summary, we have extended the maturity dates on, or otherwise amended, the following facilities (stated gross of direct financing costs):

-Santander $6.2 million (matured June 1, 2026, and in August 2026 extended to October 1, 2026)

-Bank of America $5.4 million (matures December 21, 2026)

-Valley National $19.7 million (matures October 1, 2026)

-Emerald Creek $46.1 million (matures November 6, 2026 with options to extend to May 6, 2027)

-NAB $64.0 million (matures July 31, 2030)

We have retained an advisor to assist with the refinancing of our $27.9 million Trust Preferred Securities facility, which currently matures on April 30, 2027.

We intend to raise the liquidity necessary for the next twelve months from refinancings and real estate asset monetization. Management has been authorized to pursue such actions where necessary. In February 2026, we began the process of monetizing our Cinemas 1,2,3 property. We believe we have more than sufficient marketable real estate assets that can be monetized on a timely basis and at the values required to meet our funding needs over the next twelve months. Having sold nine property assets with combined proceeds of $197.5 million since 2021, we believe in our ability to complete the monetization of our Cinemas 1,2,3 property.

In conclusion, as of the date of issuance of these financial statements, based on our evaluation of ASC 205-40 Going Concern and the current conditions and events, considered in the aggregate, and our various plans for enhancing liquidity and the extent to which those plans are progressing, we conclude that our plan to raise sufficient liquidity, primarily through certain real estate asset monetizations to the extent needed is probable of being implemented to the extent required such that this alleviates the substantial doubt about our Company’s ability to continue as a going concern.

Impairment Considerations

Our Company considers that the events and factors described above constitute impairment indicators under ASC 360 Property, Plant and Equipment (“ASC 360”). At December 31, 2025, our Company performed a quantitative recoverability test of the carrying values of all its asset groups. Our Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge was necessary. The quarter and six months ended June 30, 2026, produced higher revenues and operating income compared to the same period in 2025, and we believe that this improved performance at an asset group level will continue throughout the remainder of 2026. As a result, we recorded no impairment charges for the quarter and six months ended June 30, 2026. Actual performance against our forecasts is dependent on several variables and conditions, many of which are subject to the uncertainties associated with among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

Our Company also considers that the events and factors described above continue to constitute impairment indicators under ASC 350 Intangibles – Goodwill and Other. Our Company performed a quantitative goodwill impairment test and determined that our goodwill was not impaired as of December 31, 2025. The test was performed at a reporting unit level by comparing each reporting unit’s carrying value, including goodwill, to its fair value. The fair value of each reporting unit was assessed using a discounted cash flow model based on the budgetary revisions performed by management in response to the developing market conditions. For the same reasons as our impairment considerations under ASC 360, no impairment charges were recorded in the quarter and six months ended June 30, 2026. Actual performance against our forecasts is dependent on several variables and conditions, including among other things, the factors presented above, and as a result, actual results may materially differ from management’s estimates.

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

Operating results for the quarter and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Recently Adopted and Issued Accounting Pronouncements

Adopted:

ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures

On December 16, 2024, we adopted ASU 2023-07 Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands the disclosures required by public entities for reportable segments. Adoption of ASU 2023-07 has had no material effect on our condensed consolidated financial statements from a recognition and measurement perspective, and has not altered our reportable segments, but has enhanced our disclosure of certain expenses and profitability measurement.

ASU 2023-09 Income Taxes: Improvements to Income Tax Disclosures

Effective for the year ended December 31, 2025, we adopted ASU 2023-09 Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require entities to disclose on an annual basis (i) specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that entities disclose various information about income taxes paid and (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and (ii) foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Adoption of ASU 2023-09 has had no material effect on our condensed consolidated financial statements from a recognition and measurement perspective, but has enhanced our disclosure of certain income tax matters in our 2025 Form 10-K.

Recently Announced:

ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 Income Statement (Subtopic 220-40)—Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 require that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. ASU 2024-03 is effective for the Company for the year ending December 31, 2027. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements upon adoption.

ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 clarify interim disclosure requirements and the applicability of Topic 270. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this new standard on our condensed consolidated financial statements upon adoption.

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

Our cinema exhibition segment aggregates all our cinemas, both leased and owned, across the United States, Australia and New Zealand. Each of our cinemas earns revenue through the sale of movie tickets, food and beverage, screen advertising, theatre rentals, merchandise, gift card and loyalty membership, and other ancillary sales. The segment also earns revenue through service fees related to online ticket sales. Expenses are incurred through film rent, wages and salaries, food and beverage costs, occupancy costs, utilities, and other ancillary costs. We further organize this segment by geography, because each geography is subject to its own unique regulatory and business conditions.

Our real estate segment aggregates all our retail, commercial and live theatre real estate assets across Australia, New Zealand, and the United States. Our retail and commercial real estate assets earn revenue through the leasing or licensing of space to third party tenants.

Our live theatre assets in the United States earn revenue through leasing or licensing space to third party production companies, an activity we consider sufficiently similar to our broader real estate base to support inclusion in our real estate segment. Our live theatre operations also earn revenue by providing front of house and box office services and through sale of food and beverage. All of our real estate assets incur expenses from property maintenance, utilities, taxes, and other costs of maintaining real estate and in some cases third party property management.

Each of these segments has discrete and separate financial information and for which operating results are evaluated regularly by our President, Chief Executive Officer and Vice Chair of the Board of Directors, the chief operating decision-maker (“CODM”) of the Company. The CODM is responsible for the allocation of resources to, and the assessment of the performance of, our operating segments. The CODM determines, among other things:

-the execution, renewal and/or termination of cinema leases

-the execution, renewal and/or termination of third-party tenant leases

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

	Quarter Ended			Quarter Ended			Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026			June 30, 2025
(Dollars in thousands)	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total	Cinema	Real Estate	Total
Revenue - third party	$62,990	$3,906	$66,896	$56,782	$3,596	$60,378	$104,451	$7,569	$112,020	$93,186	$7,361	$100,547
Inter-segment revenue (1)	—	947	947	—	1,057	1,057	—	1,880	1,880	—	2,137	2,137
Total segment revenue	62,990	4,853	67,843	56,782	4,653	61,435	104,451	9,449	113,900	93,186	9,498	102,684
Operating expense
Operating Expense - Third Party	(49,910)	(1,936)	(51,846)	(46,883)	(1,840)	(48,723)	(88,803)	(3,822)	(92,625)	(83,460)	(3,795)	(87,255)
Inter-Segment Operating Expenses (1)	(947)	—	(947)	(1,057)	—	(1,057)	(1,880)	—	(1,880)	(2,137)	—	(2,137)
Total of services and products (excluding depreciation and amortization)	(50,857)	(1,936)	(52,793)	(47,940)	(1,840)	(49,780)	(90,683)	(3,822)	(94,505)	(85,597)	(3,795)	(89,392)
Depreciation and amortization	(1,953)	(1,136)	(3,089)	(2,172)	(1,125)	(3,297)	(3,946)	(2,278)	(6,224)	(4,312)	(2,226)	(6,538)
General and administrative expense	(1,022)	(203)	(1,225)	(1,217)	(209)	(1,426)	(2,005)	(382)	(2,387)	(2,298)	(403)	(2,701)
Total operating expense	(53,832)	(3,275)	(57,107)	(51,329)	(3,174)	(54,503)	(96,634)	(6,482)	(103,116)	(92,207)	(6,424)	(98,631)
Segment operating income (loss)	$9,158	$1,578	$10,736	$5,453	$1,479	$6,932	$7,817	$2,967	$10,784	$979	$3,074	$4,053

(1)Inter-segment Revenues and Operating Expense relates to the internal charge between the two segments where the cinema operates within real estate owned within the group.

A reconciliation of cinema exhibition segment revenue to segment operating income for the quarter and six months ended June 30, 2026 and June 30, 2025, is as follows:

		Quarter Ended		Six Months Ended
(Dollars in thousands)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE
United States	Admissions revenue	$15,650	$16,099	$26,396	$26,344
	Concessions revenue	10,678	11,274	17,386	17,382
	Advertising and other revenue	3,150	2,885	5,159	4,827
		$29,478	$30,258	$48,941	$48,553

Australia	Admissions revenue	$18,829	$14,275	$31,005	$23,905
	Concessions revenue	9,323	7,213	15,410	12,069
	Advertising and other revenue	1,829	1,421	3,272	2,617
		$29,981	$22,909	$49,687	$38,591

New Zealand	Admissions revenue	$2,310	$2,338	$3,809	$3,884
	Concessions revenue	1,070	1,135	1,749	1,901
	Advertising and other revenue	151	142	265	257
		$3,531	$3,615	$5,823	$6,042

Total revenue		$62,990	$56,782	$104,451	$93,186

OPERATING EXPENSE
United States	Film rent and advertising cost	$(8,891)	$(9,108)	$(14,530)	$(14,166)
	Food & beverage cost	(2,661)	(2,931)	(4,288)	(4,514)
	Occupancy expense	(3,968)	(4,420)	(7,996)	(8,387)
	Labor cost	(4,343)	(4,212)	(8,003)	(8,293)
	Utilities	(1,445)	(1,332)	(2,648)	(2,551)
	Cleaning and maintenance	(1,509)	(1,754)	(2,797)	(3,295)
	Other operating expenses	(1,906)	(2,321)	(3,865)	(4,468)
		$(24,723)	$(26,078)	$(44,127)	$(45,674)

Australia	Film rent and advertising cost	$(8,515)	$(6,586)	$(13,590)	$(10,542)
	Food & beverage cost	(2,024)	(1,531)	(3,391)	(2,606)
	Occupancy expense	(4,952)	(4,511)	(9,736)	(8,805)
	Labor cost	(4,242)	(3,425)	(7,941)	(6,732)
	Utilities	(880)	(651)	(1,960)	(1,493)
	Cleaning and maintenance	(1,438)	(1,154)	(2,569)	(2,304)
	Other operating expenses	(1,044)	(799)	(1,937)	(1,574)
		$(23,095)	$(18,657)	$(41,124)	$(34,056)

New Zealand	Film rent and advertising cost	$(1,056)	$(1,141)	$(1,637)	$(1,789)
	Food & beverage cost	(223)	(269)	(362)	(416)
	Occupancy expense	(709)	(737)	(1,453)	(1,471)
	Labor cost	(545)	(579)	(1,028)	(1,113)
	Utilities	(132)	(136)	(231)	(234)
	Cleaning and maintenance	(182)	(196)	(327)	(390)
	Other operating expenses	(192)	(147)	(394)	(454)
		$(3,039)	$(3,205)	$(5,432)	$(5,867)

Total operating expense		$(50,857)	$(47,940)	$(90,683)	$(85,597)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(944)	$(1,157)	$(1,912)	$(2,278)
	General and administrative expense	(606)	(731)	(1,253)	(1,456)
		$(1,550)	$(1,888)	$(3,165)	$(3,734)

Australia	Depreciation and amortization	$(900)	$(905)	$(1,814)	$(1,819)
	General and administrative expense	(420)	(427)	(756)	(772)
		$(1,320)	$(1,332)	$(2,570)	$(2,591)

New Zealand	Depreciation and amortization	$(109)	$(111)	$(219)	$(214)
	General and administrative expense	4	(58)	3	(71)
		$(105)	$(169)	$(216)	$(285)

Total depreciation, amortization, general and administrative expense		$(2,975)	$(3,389)	$(5,951)	$(6,610)

OPERATING INCOME (LOSS) - CINEMA
United States		$3,205	$2,292	$1,649	$(855)
Australia		5,566	2,920	5,993	1,944
New Zealand		387	241	175	(110)
Total Cinema operating income (loss)		$9,158	$5,453	$7,817	$979

A reconciliation of real estate segment revenue to segment operating income for the quarter and six months ended June 30, 2026 and June 30, 2025, is as follows:

		Quarter Ended		Six Months Ended
(Dollars in thousands)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE
United States	Live theatre rental and ancillary income	$824	$630	$1,572	$1,173
	Property rental income	1,055	1,070	2,107	2,114
		1,879	1,700	3,679	3,287
Australia	Property rental income	2,762	2,741	5,343	5,756
New Zealand	Property rental income	212	212	427	455
Total revenue		$4,853	$4,653	$9,449	$9,498

OPERATING EXPENSE
United States	Live theatre cost	$(259)	$(255)	$(532)	$(492)
	Occupancy expense	(220)	(174)	(445)	(352)
	Utilities	(34)	16	(103)	(28)
	Cleaning and maintenance	(141)	(75)	(177)	(106)
	Other operating expenses	(217)	(264)	(430)	(430)
		$(871)	$(752)	$(1,687)	$(1,408)

Australia	Occupancy expense	$(474)	$(479)	$(925)	$(967)
	Labor cost	(5)	(76)	(8)	(119)
	Utilities	(18)	(20)	(49)	(34)
	Cleaning and maintenance	(281)	(215)	(532)	(435)
	Other operating expenses	(211)	(198)	(458)	(456)
		$(989)	$(988)	$(1,972)	$(2,011)

New Zealand	Occupancy expense	$(35)	$(31)	$(69)	$(89)
	Labor cost	—	—	—	(2)
	Utilities	—	—	—	(5)
	Cleaning and maintenance	—	—	—	(4)
	Other operating expenses	(41)	(69)	(94)	(276)
		$(76)	$(100)	$(163)	$(376)

Total operating expense		$(1,936)	$(1,840)	$(3,822)	$(3,795)

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(651)	$(674)	$(1,309)	$(1,333)
	General and administrative expense	(174)	(185)	(345)	(315)
		(825)	(859)	(1,654)	(1,648)

Australia	Depreciation and amortization	$(426)	$(391)	$(850)	$(776)
	General and administrative expense	(5)	(24)	(13)	(87)
		(431)	(415)	(863)	(863)

New Zealand	Depreciation and amortization	(59)	(60)	(119)	(117)
	General and administrative expense	(24)	—	(24)	(1)
		(83)	(60)	(143)	(118)

Total depreciation, amortization, general and administrative expense		$(1,339)	$(1,334)	$(2,660)	$(2,629)

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$183	$89	$338	$231
Australia		1,342	1,338	2,508	2,882
New Zealand		53	52	121	(39)
Total real estate operating income (loss)		$1,578	$1,479	$2,967	$3,074

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Segment operating income (loss)	$10,736	$6,932	$10,784	$4,053
Unallocated corporate expense:
Depreciation and amortization expense	(83)	(84)	(178)	(219)
General and administrative expense	(3,175)	(3,957)	(6,760)	(7,835)
Interest expense, net	(4,321)	(4,354)	(8,549)	(9,096)
Equity earnings (loss) of unconsolidated joint ventures	360	285	431	308
Gain (loss) on sale of assets	—	1,872	—	8,398
Other (expense) income	294	(2,273)	(194)	(2,607)
Income (loss) before income taxes	$3,811	$(1,579)	$(4,466)	$(6,998)

Assuming cash and cash equivalents are accounted for as corporate assets, total assets by business segment and by country are presented as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
By segment:
Cinema	$182,293	$184,162
Real estate	176,649	176,396
Corporate (1)	70,468	74,371
Total assets	$429,410	$434,929
By country:
United States	$239,478	$245,169
Australia	167,279	166,026
New Zealand	22,653	23,734
Total assets	$429,410	$434,929

(1) Corporate Assets includes cash and cash equivalents of $5.7 million and $10.5 million as of June 30, 2026 and December 31, 2025, respectively.

The following table sets forth our operating properties by country:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
United States	$113,737	$140,179
Australia	58,908	58,934
New Zealand	8,480	8,861
Total operating property	$181,125	$207,974

The table below summarizes capital expenditures for the six months ended June 30, 2026

	Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025
Segment capital expenditures	$1,382	$804
Total capital expenditures	$1,382	$804

NOTE 5 – OPERATIONS IN FOREIGN CURRENCY

We have significant assets in Australia and New Zealand. Historically, we have conducted our Australian and New Zealand operations (collectively “foreign operations”) on a self-funding basis, where we use cash flows generated by our foreign operations to pay for the expenses of those foreign operations. However, in recent periods, cash flows from our overseas operations have been used to cover our domestic general and administrative costs, interest expense, and losses from our U.S. cinema operations. Our Australian and New Zealand assets and liabilities are translated from their functional currencies of Australian dollar (“AU$”) and New Zealand dollar

(“NZ$”), respectively, to the U.S. dollar based on the exchange rate as of June 30, 2026. The carrying value of the assets and liabilities of our foreign operations fluctuates as a result of changes in the exchange rates between the functional currencies of the foreign operations and the U.S. dollar. The translation adjustments are accumulated in the Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

We take a global view of our financial resources and are flexible in making use of resources between jurisdictions.

Presented in the table below are the currency exchange rates for Australia and New Zealand:

	Foreign Currency / USD
	As of and for the quarter ended	As of and for the six months ended	As of and for the twelve months ended	As of and for the quarter ended	As of and for the six months ended
	June 30, 2026		December 31, 2025	June 30, 2025
Spot Rate
Australian Dollar	0.6915		0.6669	0.6573
New Zealand Dollar	0.5676		0.5755	0.6092
Average Rate
Australian Dollar	0.7102	0.7029	0.6449	0.6412	0.6345
New Zealand Dollar	0.5845	0.5874	0.5819	0.5936	0.5808

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

The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Reading International, Inc.	$2,270	$(2,667)	$(5,877)	$(7,423)
Denominator:
Weighted average number of shares of common stock – basic	22,757,618	22,708,206	22,738,180	22,586,019
Weighted average dilutive impact of awards	1,084,887	—	—	—
Weighted average number of shares of common stock – diluted	23,842,505	22,708,206	22,738,180	22,586,019
Basic earnings (loss) per share	$0.10	$(0.12)	$(0.26)	$(0.33)
Diluted earnings (loss) per share	$0.10	$(0.12)	$(0.26)	$(0.33)
Awards excluded from diluted earnings (loss) per share	3,949,445	3,696,662	3,949,445	3,696,662

Our weighted average number of shares of common stock - basic increased, primarily as a result of the vesting of restricted stock units. We did not repurchase any shares of Class A Common Stock during the first six months of 2026 or 2025.

Outstanding awards of 3,949,445 shares for the six months ended June 30, 2026 and 3,696,662 shares for the quarter and six months ended June 30, 2025 were excluded from the computation of dilutive shares, as they were anti-dilutive because of the net loss from continuing operations.

Note 7 – Property and Equipment

Operating Property, net

Property associated with our operating activities as at June 30, 2026 and December 31, 2025, is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Land	$26,044	$48,389
Building and improvements	172,255	170,906
Leasehold improvements	49,057	48,652
Fixtures and equipment	152,899	149,251
Construction-in-progress	1,473	1,964
Total cost	401,728	419,162
Less: accumulated depreciation	(220,603)	(211,188)
Operating property, net	$181,125	$207,974

Depreciation expense for operating property was $3.1 million and $6.3 million for the quarter and six months ended June 30, 2026, as compared to $3.4 million and $6.7 million for the quarter and six months ended June 30, 2025.

Construction-in-Progress – Operating Properties

Construction-in-Progress balances are included in our operating properties. The balances of our major projects along with the movements for the six months ended June 30, 2026, are shown below:

(Dollars in thousands)	Balance, December 31, 2025	Additions during the period	Completed during the period	Transferred to Held for Sale	Foreign currency translation	Balance, June 30, 2026
Cinema developments and improvements	1,665	297	(228)	(692)	3	1,045
Other real estate projects	299	126	—	—	3	428
Total	$1,964	$423	$(228)	$(692)	$6	$1,473

Recent Real Estate Monetizations

In order to support our liquidity, we have monetized certain of our real estate holdings. Details of those monetizations for the six months ended June 30, 2026, and the year ended December 31, 2025, are provided below.

Wellington, New Zealand property assets

On January 31, 2025, we sold our property assets in Wellington, New Zealand, including Courtenay Central, Tory Street car park and Wakefield Street car park, at a gross sale price of $21.5 million (NZ$38.0 million). The proceeds were used to pay off the Westpac mortgage on the properties, and to reduce our Bank of America debt. We have an Agreement to Lease the cinema portion from the Purchaser, which is expected to commence upon the completion of seismic upgrade work by the Landlord and cinema fit-out work by ourselves.

The gain on sale of this property was calculated as follows:

March 31
(Dollars in thousands)	2025
Sales price	$21,538
Net book value	(14,666)
Gain on sale, gross of direct costs	6,872
Direct sale costs incurred	(306)
Gain on sale, net of direct costs	$6,566

Cannon Park, Townsville, Queensland, Australia

In May 2025, we sold our Cannon Park ETC property in Townsville, Queensland, Australia, for a gross sale price of $20.7 million (AU$32.0 million). The proceeds were used principally to pay off our NAB bridging facility, and to reduce our Bank of America debt. We retained a lease over the cinema.

The gain on sale of this property was calculated as follows:

June 30
(Dollars in thousands)	2025
Sales price	$20,698
Net book value	(18,361)
Gain on sale, gross of direct costs	2,337
Direct sale costs incurred	(518)
Gain on sale, net of direct costs	$1,819

Disposal Groups Held for Sale

Cinemas 1,2,3, Manhattan

In February 2026 we classified our Cinemas 1,2,3 property as held for sale at the lower of cost and fair value less costs to sell. No adjustments to the book value, as opposed to fair value, of $24.0 million of the assets contained within the disposal group were required, which consists of the Cinemas 1,2,3 building and related improvements. We expect to complete the monetization of this property by the end of 2026.

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

Real Estate Acquisitions

Sutton Hill Associates

On December 19, 2025, we purchased Sutton Hill Associates, a California general partnership. As a consequence of that transaction (i) we took on $13.6 million in long term debt owed by Sutton Hill Associates to a third party, and (ii) short term payables in the amount of $7.1 million owed by our Company to certain Sutton Hill Associates subsidiaries were eliminated on consolidation. The long term debt was recorded in our Form 10-K on our balance sheet at the transaction date fair value of $7.6 million, reflecting the fact that the debt has a term maturing on September 30, 2035, with no interim payments of principal, is unsecured and bears interest at only 4.75% per annum payable quarterly in arrears.

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

The components of lease expense are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$—	$10	$—	$21
Interest on lease liabilities	—	1	—	1
Operating lease cost	7,122	7,081	14,345	14,094
Variable lease cost	717	1	933	1
Total lease cost	$7,839	$7,093	$15,278	$14,117

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2026	2025
Cash flows relating to lease cost
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$22
Operating cash flows for operating leases	10,259	12,133
Right-of-use assets obtained in exchange for new operating lease liabilities	4,752	3,013

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Operating leases
Operating lease right-of-use assets	$158,851	$159,659
Operating lease liabilities - current portion	20,837	20,081
Operating lease liabilities - non-current portion	159,842	162,919
Total operating lease liabilities	$180,679	$183,000
Finance leases
Property plant and equipment, gross	228	225
Accumulated depreciation	(228)	(225)
Property plant and equipment, net	$—	$—

Other information
Weighted-average remaining lease term - operating leases	10	10
Weighted-average discount rate - finance leases	Nil	Nil
Weighted-average discount rate - operating leases	5.04%	5.04%

The maturities of our leases were as follows:

(Dollars in thousands)	Operating leases	Finance leases
2026	$29,496	$—
2027	26,722	—
2028	25,440	—
2029	23,442	—
2030	21,699	—
Thereafter	106,979	—
Total lease payments	$233,778	$—
Less imputed interest	(53,099)	—
Total	$180,679	$—

As Lessor

We have entered into various leases as a lessor for our owned real estate properties. These leases vary in length between 1 and 10 years, with certain leases containing options to extend at the behest of the applicable tenants. Lease components consist of fixed base rent, and for certain leases, variable lease payments consisting of contracted percentages of revenue, changes in the relevant CPI, and/or other contracted financial metrics. None of our leases grant any right to the tenant to purchase the underlying asset.

Lease income relating to operating lease payments was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Components of lease income
Lease payments	$2,806	$2,563	$5,564	$5,274
Variable lease payments	108	142	318	327
Total lease income	$2,914	$2,705	$5,882	$5,601

The book value of underlying assets under operating leases from owned assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Building and improvements
Gross balance	$116,928	$115,731
Accumulated depreciation	(27,155)	(25,232)
Net Book Value	$89,773	$90,499

The minimum contractual rent payments due on our leases are as follows:

(Dollars in thousands)	Operating leases
2026	$5,720
2027	10,226
2028	10,317
2029	9,735
2030	8,842
Thereafter	24,477
Total	$69,317

Note 9 – Goodwill and Intangible Assets

The table below summarizes goodwill by business segment as of June 30, 2026, and December 31, 2025.

(Dollars in thousands)	Cinema	Real Estate	Total
Balance at December 31, 2025	$19,379	$5,224	$24,603
Foreign currency translation adjustment	261	—	261
Balance at June 30, 2026	$19,640	$5,224	$24,864

Our Company is required to test goodwill and other intangible assets for impairment on an annual basis and, if current events or circumstances require them, on an interim basis. Our next annual evaluation of goodwill and other intangible assets is scheduled during the fourth quarter of 2026. To test the impairment of goodwill, our Company compares the fair value of each reporting unit to its carrying amount, including the goodwill, to determine if there is potential goodwill impairment. A reporting unit is generally one level below the operating segment. As of June 30, 2026, we were not aware that any events indicating potential impairment of goodwill had occurred outside of those described at Note 2 – Liquidity and Impairment Assessment.

The tables below summarize intangible assets other than goodwill, as of June 30, 2026, and December 31, 2025, respectively.

	As of June 30, 2026
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,324	$23,806
Less: Accumulated amortization	(10,319)	(8,287)	(3,679)	(22,285)
Net intangible assets other than goodwill	$139	$737	$645	$1,521

	As of December 31, 2025
(Dollars in thousands)	Beneficial Leases	Trade Name	Other Intangible Assets	Total
Gross carrying amount	$10,458	$9,024	$4,303	$23,785
Less: Accumulated amortization	(10,313)	(8,229)	(3,667)	(22,209)
Net intangible assets other than goodwill	$145	$795	$636	$1,576

Beneficial leases obtained in business combinations where we are the landlord are amortized over the life of the relevant leases. Trade names are amortized based on the accelerated amortization method over their estimated useful life of 30 years, and other intangible assets are amortized over their estimated useful lives of up to 30 years (except for transferrable liquor licenses, which are indefinite-lived assets). The table below summarizes the amortization expense of intangible assets for the quarter and six months ended June 30, 2026

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beneficial lease amortization	$3	$3	$6	$6
Other amortization	26	29	58	64
Total intangible assets amortization	$29	$32	$64	$70

Note 10 – Investments in Unconsolidated Joint Ventures

Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting.

The table below summarizes our active investment holdings in two (2) unconsolidated joint ventures as of June 30, 2026, and December 31, 2025:

		June 30,	December 31,
(Dollars in thousands)	Interest	2026	2025
Rialto Cinemas	50.0%	$57	$(6)
Mt. Gravatt	33.3%	3,434	3,270
Total investments		$3,491	$3,264

For the quarter and six months ended June 30, 2026 and 2025, the recognized share of equity earnings from our investments in unconsolidated joint ventures are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Rialto Cinemas	$65	$65	$35	$48
Mt. Gravatt	295	220	396	260
Total equity earnings	$360	$285	$431	$308

Note 11 – Prepaid and Other Assets

Prepaid and other assets are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Prepaid and other current assets
Prepaid expenses	$1,839	$1,137
Prepaid taxes	827	762
Deposits	378	368
Straight-line rent asset	4,278	—
Investments in marketable securities	10	14
Total prepaid and other current assets	$7,332	$2,281
Other non-current assets
Other non-cinema and non-rental real estate assets	675	674
Investment in Reading International Trust I	838	838
Straight-line rent asset	7,524	11,499
Long-term deposits	8	8
Other	—	399
Total other non-current assets	$9,045	$13,418

Note 12 – Income Taxes

An income tax expense of $1.4 million and $0.8 million were recognized during the six months ended June 30, 2026 and 2025, respectively.  The tax expense for each of the six month periods ended June 30, 2026 and 2025 primarily resulted from year-to-date consolidated losses, offset with adjustments relating to valuation allowances on deferred tax assets in the U.S. and New Zealand.

Note 13 – Borrowings

Our Company’s borrowings at June 30, 2026 and December 31, 2025, net of deferred financing costs and including the impact of interest rate derivatives on effective interest rates, are summarized below:

		As of June 30, 2026
(Dollars in thousands)		Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)		April 30, 2027	$27,913	$27,913	$27,728	7.93%	7.93%
Bank of America Credit Facility (US)		December 21, 2026	5,425	5,425	5,421	11.75%	11.75%
Cinemas 1, 2, 3 Term Loan (US)		October 1, 2026	19,665	19,665	19,638	9.46%	9.46%
Minetta & Orpheum Theatres Loan (US)		June 1, 2026	6,234	6,234	6,194	7.00%	7.00%
Union Square Financing (US)	(2)	November 6, 2026	49,000	46,141	45,958	10.84%	10.84%
Nationwide Theaters Corp. (US)	(3)	September 30, 2035	13,648	13,648	7,810	4.75%	12.66%
Denominated in foreign currency ("FC")	(4)
NAB Corporate Term Loan (AU)		July 31, 2030	64,031	64,031	63,766	6.00%	6.00%
			$185,916	$183,057	$176,515

(1)Net of deferred financing costs amounting to $706,000 and debt discounts (3).

(2)This loan has an option to extend to up to May 2027. This option is within our control and we intend to exercise it.

(3)This debt is carried net of debt discounts of $5.8 million.

(4)The contractual facilities and outstanding balances of the foreign currency denominated borrowings were translated into U.S. dollars based on the applicable exchange rates as of June 30, 2026.

		As of December 31, 2025
(Dollars in thousands)		Maturity Date	Contractual Facility	Balance, Gross	Balance, Net(1)	Stated Interest Rate	Effective Interest Rate
Denominated in USD
Trust Preferred Securities (US)		April 30, 2027	$27,913	$27,913	$27,617	8.10%	8.10%
Bank of America Credit Facility (US)		September 18, 2026	6,200	6,200	6,200	10.75%	10.75%
Cinemas 1, 2, 3 Term Loan (US)		October 1, 2026	19,841	19,841	19,766	9.46%	9.46%
Minetta & Orpheum Theatres Loan (US)		June 1, 2026	6,829	6,829	6,819	7.00%	7.00%
Union Square Financing (US)	(2)	November 6, 2026	49,000	46,641	46,184	10.87%	10.87%
Nationwide Theaters Corp. (US)	(3)	September 30, 2035	13,648	13,648	7,648	4.75%	12.66%
Denominated in foreign currency ("FC")	(4)
NAB Corporate Term Loan (AU)		July 31, 2030	64,019	64,019	63,732	5.25%	5.25%
Total			$187,450	$185,091	$177,966

(1)Net of deferred financing costs amounting to $1.1 million and debt discounts (3).

(2)This loan has an option to extend for one year, which is within our control and we intend to exercise.

(3)This debt is carried net of debt discounts of $6.0 million.

(4)The contractual facilities and outstanding balances of the FC-denominated borrowings were translated into U.S. dollars based on exchange rates as of December 31, 2025.

Our loan arrangements are presented, net of the deferred financing costs, on the face of our consolidated balance sheet as follows:

	June 30,	December 31,
Balance Sheet Caption (Dollars in thousands)	2026	2025
Debt - current portion	$80,228	$35,999
Debt - long-term portion	68,559	114,350
Subordinated debt - current portion	27,728	—
Subordinated debt - long-term portion	—	27,617
Total borrowings	$176,515	$177,966

Trust Preferred Securities

Our $27.9 million Trust Preferred Securities loan matures on April 30, 2027. Interest is charged quarterly at 4.0% above SOFR. Interest payments for this loan are required every three months, with the face value of the loan payable on maturity.

Minetta and Orpheum Theatres Loan

Our $6.2 million loan with Santander Bank matured on June 1, 2026. It is secured by our Minetta and Orpheum Theatres and carries an interest rate of 7.0%. The loan requires various paydowns throughout the year and a final repayment on $6.2 million upon maturity. While the facility matured on June 1, 2026, payments based on the same terms continue while we complete a refinance this facility. In August 2026 we extended the maturity of this loan to October 1, 2026, and we expect to complete a refinancing of this facility in the third quarter of 2026.

Bank of America Credit Facility

Our $5.4 million Bank of America facility matures on December 21, 2026, having extended the maturity date on December 29, 2025, to September 18, 2026, and on June 12, 2026, to December 21, 2026. Interest is charged at 3.5% above the Bank of America Prime rate, which itself has a floor of 1.0%. Payment-in-kind interest at a rate of 0.5% commenced on January 1, 2024, and continued until December 31, 2024, increasing to 1.5% on January 1, 2025, until the facility is repaid in full. This loan is subject to mandatory prepayment out of a portion of the net proceeds realized by us in the event that we sell certain specified assets.

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

Union Square Financing

Our $49.0 million loan facility with Emerald Creek Capital, matures on November 6, 2026. It is secured by our 44 Union Square property and certain limited guarantees. It bears a variable interest rate of term SOFR plus 6.9% and includes provisions for a prepaid interest reserve fund.

On May 2, 2025, we extended the maturity date of this loan to November 6, 2026, with one option to extend further to May 6, 2027, which we intend to exercise. The extension provides for a principal payment of $500,000 on or before the maturity date. This modification and a subsequent repayment reduced the facility limit from $55.0 million to $49.0 million.

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

Debt denominated in foreign currencies

Australian NAB Corporate Term Loan (AU)

Our $64.0 million Revolving Corporate Markets Loan Facility with National Australia Bank (“NAB”) matures on July 31, 2030. It consists of (i) an AU$100.0 million Corporate Loan facility at 1.75% above BBSY, of which AU $60.0 million was revolving and AU$40.0 million was core and (ii) a Bank Guarantee Facility of AU$3.0 million at a rate of 1.9% per annum. AU$50.0 million of the Corporate Loan Facility remains subject to an Interest Rate Collar which has a floor of 4.18% and a cap of 4.78%.

November 12, 2025, we extended the maturity of this loan to its current maturity date of July 31, 2030.

Note 14 – Other Liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Current liabilities
Accrued pension	$583	$575
Security deposit payable	130	165
Other	32	34
Other current liabilities	$745	$774
Other liabilities
Lease make-good provision	6,500	6,284
Accrued pension	1,398	1,747
Deferred rent liability	3,713	3,439
Environmental reserve	1,656	1,656
Other non-current liabilities	$13,267	$13,126

Pension Liability – Supplemental Executive Retirement Plan

Details of our Supplemental Executive Retirement Plan are disclosed in Note 14 – Pension and Other Liabilities in our 2025 Form 10-K.

Included in our current and non-current liabilities are accrued pension costs of $2.0 million on June 30, 2026. The benefits of our pension plan are fully vested and therefore no service costs were recognized for the quarter and six months ended June 30, 2026, or 2025. Our pension plan is unfunded.

During the quarter and six months ended June 30, 2026, the interest cost was $28,000, and $58,000 respectively, and the actuarial loss was $52,000 and $104,000, respectively. During the quarter and six months ended June 30, 2025, the interest cost was $35,000 and $72,000, respectively, and the actuarial loss was $52,000, and $103,000, respectively.

Note 15 – Accumulated Other Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income attributable to RDI:

(Dollars in thousands)	Foreign Currency Items	Unrealized Gain (Losses) on Available- for-Sale Investments	Accrued Pension Service Costs	Hedge Accounting Reserve	Total
Balance at January 1, 2026	$(3,194)	$(18)	$(1,346)	$(56)	$(4,614)

Change related to derivatives
Total change in hedge fair value recorded in Other Comprehensive Income	—	—	—	58	58
Amounts reclassified from accumulated other comprehensive income	—	—	—	(2)	(2)
Net change related to derivatives	—	—	—	56	56

Net current-period other comprehensive income (loss)	(74)	(2)	104	56	84
Balance at June 30, 2026	$(3,268)	$(20)	$(1,242)	$—	$(4,530)

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

Certain Civil Litigation

Putative Class Action Litigation

Our Company is a defendant in two actions asserting putative class action claims under the Video Privacy Protection Act, a federal statute enacted in 1988 (the “VPPA”):  Daniel Valentini and Dallace Butler v. Reading International, Inc (2:24-cv-00255-RFB-MDC (D. Nev.)) (“The Valentini Case”), and Berryman v. Reading International, Inc. (1:24-cv-00750-PAE (S.D.N.Y.)) (“The Berryman Case”).  The plaintiffs in these cases allege that our Company is a video tape service provider and knowingly disclosed plaintiff’s movie purchase and video-viewing habits to third parties in violation of the VPPA. Valentini and Butler also allege violation of a parallel state statute (California Code section 1799.3, the “California Statute”). Berryman also asserts claims under a similar statute (New York General Business Law Section 671 et seq (the “NY Statute”) and under the NY Arts and Cultural Affairs Law Section 25.07(4) (the “NY AC Statute”) which regulates the disclosure requirements applicable to ticketing service charges and provides a right to recover “actual damages or fifty dollars per violation, whichever is greater.”

Only limited case law exists as to claims under VPPA.  We have not identified any U.S. case in which an adverse VPPA judgment has been entered against a motion picture exhibition company on facts substantially similar to those alleged in this case.  Further, the precedent that does exist suggests that theatres with websites selling tickets to cinema exhibitions are not video tape service providers under the statute, even if they operate websites to sell tickets and that the information disclosed through consumer use of cinema websites like ours does not include “personally identifiable information,” a necessary condition for liability under the VPPA.

Our Company has filed motions to dismiss the Valentini and the Berryman claims under Federal rule of Procedure 12(b)(6) for failure to state a claim for which relief can be provided. The Valentini motion is on hold, pending the outcome of an appeal to the Ninth Circuit of a trial court decision which the Company believes, if affirmed, will likely result in the dismissal of the Valentini case with prejudice.

By Opinion and Order dated March 12, 2026, the District Court granted our Company’s motion and dismissed Berryman’s VPPA and NY Statute claims in their entirety, without leave to amend on the basis that we did not disclose an “personally identifiable information.” As a result of the Court’s ruling, no VPPA or NY Statute claims remain pending against the Company in the Berryman action. Plaintiff has no right to appeal such decision until after resolution of the entire case including the below discussed NY AC Statute claims.

Berryman also asserts claims under the NY AC Statute alleging deficiencies in the disclosure provided by our Company with respect to service charges to residents of New York who purchased tickets online to our New York cinemas. These claims were not the subject of the Company’s renewed motion to dismiss and remain pending. We believe that our disclosure satisfied the requirements of the NY AC Statute.  Berryman has moved for class certification of her claims under the NY AC Statute, and we will file our opposition no later than August 12, 2026. Due to the individualized nature of the allegations, we believe it is unlikely that class certification will be granted on the NY AC Statute claim, and that we will be able to resolve the matter on an individual named-Plaintiff-only basis.

We also anticipate a full dismissal of the Valentini VPPA claims, as the Ninth Circuit is likely to affirm a district court decision that theaters are not subject to the VPPA. Even if Valentini’s claims survive dismissal, we believe that we have strong defenses to the VPPA claims, including defense on the grounds that provided the basis for the above described dismissal of the Berryman VPPA claims.

Wellington Construction Damage Litigation

A subsidiary of the Company is the defendant in litigation in Wellington, New Zealand titled Body Corporate 78693 v. Courtenay Car Park Limited & Ors (CIV-2021-485-612 & CIV-2023-485-67) which involves various claims related to the dropping of a concrete beam onto adjacent property by a construction subcontractor working for the general contractor engaged by such subsidiary to do demolition work on our subsidiary’s property. In March 2026, the Court has issued its findings that, while our subsidiary would be liable to the plaintiff’s under a theory of strict liability due to the inherently dangerous nature of the construction activity, our subsidiary is entitled to full indemnity from its general contractor under both contractual indemnity and breach of contract theories of recovery. To the extent our general contractor should for any reason fail to make good on its indemnity obligations to us, our subsidiary’s liability is fully covered by insurance. Our co-defendants have appealed the Court’s decision and, in light of such appeal, we have likewise appealed to protect our position. We are advised by counsel that the appeals process is likely to take a couple of years. As of the date of this disclosure, we have no present obligation to settle any amounts in relation to this matter, as the Court has assessed that obligation on other defendants.

Philadelphia Code Violation Litigation

During the third quarter of 2025, our Company was served with a petition styled City of Philadelphia-Plaintiff vs. Reading International, Inc. Control Number 25074006 filed in the Court of Common Pleas under the City’s Code Enforcement Case Program, which among other things, (i) alleged violations of certain sections of the Philadelphia Code on property allegedly owned or under the control of Reading International in Philadelphia; (ii) sought an order imposing statutory fines and reinspection fees and allowing the Department of Licenses and Inspections to enter the premises identified as 1120 Callowhill Street, Philadelphia Pennsylvania to conduct an interior inspection; and (iii) sought an order compelling the Defendants to correct all alleged violations. This case was settled during the second quarter of 2026 for a nominal amount.

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

The components of noncontrolling interests are as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Australian Country Cinemas, Pty Ltd	$204	$143
Shadow View Land and Farming, LLC	(2)	(2)
Noncontrolling interests in consolidated subsidiaries	$202	$141

The components of income attributable to noncontrolling interests are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Australian Country Cinemas, Pty Ltd	$44	$46	$57	$31
Sutton Hill Properties, LLC	—	(183)	—	(359)
Net income (loss) attributable to noncontrolling interests	$44	$(137)	$57	$(328)

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

Under the 2020 Plan, the Company may grant stock options and other share-based payment awards of our Class A Common Stock to eligible employees, directors and consultants. At June 30, 2026, there were 353,472 shares of Class A Common Stock available for issuance under the 2020 Plan.

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

For the quarter and six months ended June 30, 2026, we recorded a compensation expense of $191,000 and $380,000, respectively, relating to our prior stock option grants. For the quarter and six months ended June 30, 2025, we recorded a compensation expense of $265,000, and $564,000, respectively, relating to our prior stock option grants. At June 30, 2026, the total unrecognized estimated compensation expense related to non-vested stock options was $627,000, which we expect to recognize over a weighted average vesting period of 0.7 years. The intrinsic, unrealized value of all options outstanding vested and expected to vest, at June 30, 2026, was nil, as the closing price of our Class A Common Stock on that date was $1.28.

The following table summarizes the number of options outstanding and exercisable as of June 30, 2026, and December 31, 2025:

	Outstanding Stock Options - Class A Shares
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	Class A	Class A	Class A	Class A
Balance - December 31, 2024	1,707,412	$1.63	9.44	$—
Granted	2,396,708	1.41	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance - December 31, 2025	4,104,120	$1.49	6.52	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(154,675)	—	—	—
Balance - June 30, 2026	3,949,445	$1.46	6.05	$—

Restricted Stock Units

The following table summarizes the status of RSUs granted to date as of June 30, 2026:

	Restricted Stock Units
	RSU Grants (in units)			Vested,	Unvested,	Forfeited,
Grant Date	Directors	Management	Total Grants	June 30, 2026	June 30, 2026	June 30, 2026
Opening balance	339,438	1,222,252	1,561,690	1,378,948	68,576	114,167

April 11, 2023	—	413,536	413,536	208,289	177,827	27,420
April 21, 2023	—	237,719	237,719	106,295	127,807	3,617
April 28, 2023	—	20,427	20,427	10,218	8,661	1,548
April 27, 2026	—	702,016	702,016	—	702,016	—

Total	339,438	2,595,950	2,935,388	1,703,750	1,084,887	146,752

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

For the quarter and six months ended June 30, 2026, we recorded compensation expense of $213,000 and $391,000, respectively. For the quarter and six months ended June 30, 2025, we recorded compensation expense of $264,000 and $565,000, respectively. The total unrecognized compensation expense related to the non-vested RSUs was $1.5 million as of June 30, 2026, which we expect to recognize over a weighted average vesting period of 0.43 years.

Stock Repurchase Program

Our Stock Repurchase Program expired on March 10, 2024, and has not been renewed.

Note 19 – Hedge Accounting

As of June 30, 2026, our Company held derivative instruments to the notional value of $34.6 million (AU$50.0 million). As of December 31, 2025, our Company held derivatives in the total notional amount of $32.2 million (AU$50.0 million).

The derivatives are recorded on the balance sheet at fair value and are included in the following line items:

	Liability Derivatives
	June 30,		December 31,
	2026		2025
(Dollars in thousands)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Derivative financial instruments - current portion	$—	Derivative financial instruments - current portion	$56
	Derivative financial instruments - non-current portion	—	Derivative financial instruments - non-current portion	—
Total derivatives designated as hedging instruments		$—		$56
Total derivatives		$—		$56

The changes in fair value of that instrument were recorded in Other Comprehensive Income and released into interest expense in the same period(s) in which the hedged transactions affect earnings. In the quarter and six months ended June 30, 2026 and June 30, 2025, respectively, the derivative instruments affected Comprehensive Income as follows:

		Amount of Loss (Gain) Recognized in Income on Derivatives
		Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	Location of Loss Recognized in Income on Derivatives	2026	2025	2026	2025
Interest rate contracts	Interest expense	$—	$(10)	$(2)	$(9)
Total		$—	$(10)	$(2)	$(9)

	Amount of Loss (Gain) Recognized in OCI on Derivatives (Effective Portion)
	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2026	2025	2026	2025
Interest expense	$(17)	$235	$(58)	$391
Total	$(17)	$235	$(58)	$391

	Amount of Loss (Gain) Reclassified from OCI into Income (Effective Portion)
	Quarter Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2026	2025	2026	2025
Interest expense	$—	$(10)	$(2)	$(9)
Total	$—	$(10)	$(2)	$(9)

As of June 30, 2026, we expect no further releases to earnings, as the derivative has no value and matures in July 2026.

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

The following tables summarize our financial liabilities that are carried at cost and measured at fair value on a non-recurring basis as of June 30, 2026, and December 31, 2025, by level within the fair value hierarchy.

		Fair Value Measurement at June 30, 2026
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$155,144	$—	$—	$151,776	$151,776
Subordinated debt	27,913	—	—	27,346	27,346
	$183,057	$—	$—	$179,122	$179,122

		Fair Value Measurement at December 31, 2025
(Dollars in thousands)	Carrying Value(1)	Level 1	Level 2	Level 3	Total
Notes payable	$157,178	$—	$—	$155,727	$155,727
Subordinated debt	27,913	—	—	27,886	27,886
	$185,091	$—	$—	$183,613	$183,613

(1)These balances are presented before any deduction for deferred financing costs.

The following is a description of the valuation methodologies used to estimate the fair value of our financial assets and liabilities. There have been no changes in the methodologies used as of June 30, 2026, and December 31, 2025.

•Level 1 investments in marketable securities primarily consist of investments associated with the ownership of marketable securities in U.S. and New Zealand. These investments are valued based on observable market quotes on the last trading date of the reporting period.

•Level 2 derivative financial instruments are valued based on discounted cash flow models that incorporate observable inputs such as interest rates and yield curves from the derivative counterparties. The credit valuation adjustments associated with our non-performance risk and counterparty credit risk are incorporated in the fair value estimates of our derivatives. As of June 30, 2026, and December 31, 2025, we concluded that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

Our Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values due to their short maturities. Additionally, there were no transfers of assets and liabilities between levels 1, 2, or 3 during the quarter and six months ended June 30, 2026, and June 30, 2025.

Note 21 – Subsequent Events

On August 11, 2026, we extended the maturity of our Minetta and Orpheum Theaters Loan with Santander Bank to October 1, 2026.

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

Business Overview & Updates

Cinema Exhibition Segment

We are encouraged by the improved performance of our cinema business in the second quarter of 2026 While macroeconomic challenges remain, our second quarter results reflect improving global cinema industry momentum and support our confidence in the continued growth of our cinema business. Q2 2026 benefited from theatrical successes including The Super Mario Galaxy Movie, The Devil Wears Prada 2, Michael, Backrooms, Obsession, and Toy Story 5. These releases continued the momentum that was set in Q1 2026 by releases such as Project Hail Mary, Wuthering Heights, and Hoppers.

Certain current macroeconomic conditions continued to present challenges for our cinema operations during the relevant periods, which are listed below:

•Cinema attendance levels have not returned to pre-pandemic levels;

•Inflationary pressures, ongoing supply chain issues, increases in labor costs, fuel costs, and operating expenses in general continue to push up our variable costs while we encounter consumer resistance to higher ticket prices;

•Higher fixed third-party cinema rent, including base rent escalations and cost-of-living adjustments, together with deferred rent obligations; and

•General market and economic conditions.

We believe that our ongoing focus on operational efficiency and strategic initiatives has improved our operational results, and we continue to respond to the prevailing macroeconomic challenges by:

•Driving guest attendance and engagement levels through:

oOur expanded Food and Beverage program. Beer and wine, and liquor service is available at nearly every one of our U.S. cinema locations. We are working towards mirroring these enhancements in our Australian and New Zealand markets, ensuring a consistent and premium experience for audiences across all regions.

oExpanding our loyalty and membership ecosystem. In late 2024, we replaced our former loyalty program, Reel Club with Reading Rewards and Angelika Rewards in Australia and New Zealand, with a paid Boost tier available for each. In the United States, we replaced our former loyalty program, Cinema Extras at Consolidated Theatres at the end of 2025 with both a free to join and membership. In early 2026 we launched a new free and paid membership loyalty program at Reading Cinemas. Our Angelika U.S. free membership program continues to grow, and we plan to launch a paid subscription tier in Q3 2026.

•Applying a laser focus to cost control, with particular emphasis on cinema labor and utilities; and

•Renegotiating our cinema leases and aligning our occupancy costs more effectively with current attendance levels, through abatements, revised lease terms, and where necessary, the closure of certain underperforming venues.

These initiatives have contributed to improved revenue generation and enhanced cost management, while highlighting our focus on delivering a compelling and differentiated cinema experience that supports repeat visitation.

Looking ahead, we believe that the rest of the 2026 film slate presents a major opportunity to continue the positive momentum that we are seeing. As of today, Q3 2026 titles such as The Odyssey, Minions & Monsters, and Spider Man: Brand New Day, and other compelling releases later in 2026, including The Hunger Games: Sunrise on the Reaping, Avengers: Doomsday, Dune: Part Three and Jumanji 3. These 2026 future releases are positioned to appeal to a wide variety of audiences. They cover a wide range of genres, from family animation to science fiction, and each have the potential to produce significant box office results. Supported by our strategic operational initiatives and continued audience engagement efforts, we believe that this diverse slate positions us well for a robust second half of the year.

Real Estate Segment

In the United States, we now own 100% of our Cinemas 1,2,3 property and as of February 2026 we have classified this property as held for sale. Our sales efforts are progressing, and we expect to complete the sale by the end of 2026. We continue to work to secure tenant(s) for the remaining space at our 44 Union Square property in New York, and we believe demand for space in the Union Square submarket is improving. Additionally, we continue to hold our Newberry Yard property in Williamsport, Pennsylvania for sale.

In Australia, our real estate revenues continue to have steady, strong performance, especially when measured in local currency.

Our monetization of our property in Napier, New Zealand, which we signed a purchase and sale agreement for on March 4, 2026, is on hold while we work with the buyer to resolve certain unforeseen issues with the owner of the car park, which the cinema leases.

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

•Cinema exhibition, through our 57 cinemas.

•Real estate, including real estate development and the rental of retail, commercial, and Live Theatre assets.

Despite having monetized nine property assets since the pandemic, we believe our cinema and real estate segments remain complementary and central to our long-term growth strategy. Prior to the pandemic, cinema generated cash flows supported the capital requirements of our real estate development activities. During this period, we relied more heavily on income from our real estate assets and selectively monetized assets with embedded value to support the Company. With the effects of COVID-19 and the 2023 Hollywood strikes now largely behind us, we expect improved film quality and consistency to drive increased attendance and restore cinema generated cash flows as a key source of capital to expand and enhance our existing cinema and real estate portfolios. Currently, to address anticipated liquidity needs, Newberry Yard and Cinemas 1,2,3 are held for sale. Despite these planned dispositions, we expect to retain assets in Pennsylvania, Manhattan, and Australia that we believe offer meaningful long term value creation opportunities as capital resources permit.

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

One of our key strategic priorities is the continued enhancement of F&B offerings across several of our global cinema locations and is particularly important because F&B revenue is not shared with film distributors. We have a total of 37 theater locations globally that offer elevated food and beverage menus with options beyond traditional concessions like popcorn, soda, and candy. We use F&B SPP to assess top-line performance, benchmark against competitors, and evaluate pricing, promotions, and menu strategies at both global and individual location levels. While cinema profitability depends on factors such as labor and cost of goods, F&B SPP helps management optimize revenue.

Our F&B SPP in functional currency for the quarter and six months ended June 30, 2026, and June 30, 2025, are as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
Country	June 30, 2026	June 30, 2025	Fav/ (Unfav)	June 30, 2026	June 30, 2025	Fav/ (Unfav)

United States	$8.97	$9.13	(1.8)%	$8.73	$8.68	0.6%
Australia	$8.37	$8.26	1.3%	$8.25	$8.08	2.1%
New Zealand	$7.22	$7.14	1.1%	$7.02	$6.99	0.4%

Average Ticket Price per Patron

Average Ticket Price (“ATP”) Per Patron is an important key performance indicator utilized by management in our cinema exhibition segment. It is calculated based on our total Box Office Revenues on a post-tax basis divided by our attendance during a specific period. ATP serves to measure our operational cinema performance when compared to that of our competitors. ATP is a useful metric for evaluating our ability to achieve a strong top line performance, gauging the effectiveness of our cinemas’ pricing strategies and our ability to draw audiences back to our theaters. Management uses ATP to adjust and inform ticket pricing schemes for our individual theaters, measure the effectiveness of our content programming, and ensure that price barriers are not created for core guests.

Our ATP in functional currency for the quarter and six months ended June 30, 2026, and June 30, 2025, are as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
Country	June 30, 2026	June 30, 2025	Fav/ (Unfav)	June 30, 2026	June 30, 2025	Fav/ (Unfav)

United States	$13.77	$13.44	2.5%	$13.75	$13.46	2.1%
Australia	$16.89	$16.34	3.4%	$16.61	$16.00	3.8%
New Zealand	$15.58	$14.70	6.0%	$15.29	$14.30	6.9%

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

Our real estate key performance indicator results for the quarter and six months ended June 30, 2026, and June 30, 2025, measured in functional currencies, are as follows:

Quarter Ended	% Change	Six Months Ended	% Change

Country	KPI	June 30, 2026	June 30, 2025	Fav/ (Unfav)		June 30, 2026	June 30, 2025	Fav/ (Unfav)

United States	Net Operating Income (Loss)	$(371)	$(275)	(34.9)%		$(680)	$(421)	(61.5)%

Australia	Net Operating Income (Loss)	$808	$718	12.5%		$1,405	$1,740	(19.3)%
	Occupancy Factor	98.3%	98.8%	(0.5)	%age points	98.3%	98.8%	(0.5)	%age points
	Average Lease Duration	2.58 years	3.79 Years	(1.2)	yrs	2.58 years	3.79 Years	(1.2)	yrs

New Zealand	Net Operating Income (Loss)	$(217)	$(209)	(3.8)%		$(409)	$(684)	40.2%
	Occupancy Factor	100%	100%	0.0	%age points	100%	100%	0.0	%age points
	Average Lease Duration	0.17 years	0.58 Years	(0.4)	yrs	0.17 years	0.58 Years	(0.4)	yrs

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

Cinema Exhibition Segment Overview

We operate our worldwide cinema businesses through various subsidiaries under various brands:

•in the U.S., under the Reading Cinemas, Angelika Film Centers, and Consolidated Theatres brands.

•in Australia, under the Reading Cinemas, Angelika Cinemas, and the State Cinema by Angelika brands, and for our one unconsolidated joint venture theatre, Event Cinemas.

•in New Zealand, under the Reading Cinemas brand and for our two unconsolidated joint venture theatres, Rialto Cinemas.

Shown in the following table are the number of locations and screens in our cinema circuit in each country, by state/territory/region, our cinema brands, and our interest in the underlying assets as of June 30, 2026.

	State / Territory /	Location	Screen	Interest in Asset Underlying the Cinema
Country	Region	Count(3)	Count	Leased	Owned	Operating Brands
United States	Hawaii	6	74	6	0	Consolidated Theatres
	California	4	48	4	0	Angelika Film Center, Reading Cinemas
	New York	3	16	2	1	Angelika Film Center
	Texas	1	8	1	0	Angelika Film Center
	New Jersey	1	12	1	0	Reading Cinemas
	Virginia	1	8	1	0	Angelika Film Center
	Washington, D.C.	1	3	1	0	Angelika Film Center
	U.S. Total	17	169	16	1
Australia	Victoria	9	62	9	0	Reading Cinemas
	New South Wales	6	42	6	0	Reading Cinemas
	Queensland	7	63	5	2	Reading Cinemas, Angelika Film Center, Event Cinemas
	Western Australia	4	27	3	1	Reading Cinemas
	South Australia	2	15	2	0	Reading Cinemas
	Tasmania	2	14	2	0	Reading Cinemas, State Cinema by Angelika
	Australia Total	30	223	27	3
New Zealand	Wellington	2	15	2	0	Reading Cinemas
	Otago	2	12	1	1	Reading Cinemas, Rialto Cinemas
	Auckland	2	15	2	0	Reading Cinemas, Rialto Cinemas
	Canterbury	1	8	1	0	Reading Cinemas
	Southland	1	5	1	0	Reading Cinemas
	Bay of Plenty	1	5	0	1	Reading Cinemas
	Hawke's Bay	1	4	0	1	Reading Cinemas
	New Zealand Total	10	64	7	3
GRAND TOTAL		57	456	50	7

(1)Our Company has a 33.3% unincorporated joint venture interest in a 16-screen cinema located in Mt. Gravatt, Queensland managed by Event Cinemas.

(2)Our Company is a 50% joint venture partner in two New Zealand Rialto Cinemas, with a total of 13 screens. We are responsible for the booking of these cinemas and our joint venture partner, Event Cinemas, manages their day-to-day operations.

Our cinema revenues are primarily generated from ticket sales and rentals, food and beverage sales, screen advertising, gift cards and certificates, and booking fees from certain online and app purchases. Cinema operating expenses consist of the costs directly attributable to the operation of the cinemas, including (i) film rent expense, (ii) cost of goods sold, (iii) operating costs, such as labor costs and utilities, and (iv) occupancy costs. Cinema revenues and certain expenses fluctuate with the availability of quality content and the number of weeks such content stays on screen.

For a breakdown of our current cinema assets that we own and/or manage, please refer to Part I, Item 1 – Our Business of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025 (the “2025 Form 10-K”).

Cinema Pipeline and Closures

We continue to actively evaluate multiple cinema opportunities, where we believe that they will provide an appropriate commercial return.

On April 15, 2025, we closed our underperforming cinema located in San Diego, California, and a second underperforming cinema in La Mesa, California, on May 31, 2026.

On February 9, 2025, we closed our underperforming cinema located in Queenstown.

Our Board has authorized management to proceed with the negotiation of a lease for a new state-of-the-art cinema, located in Noosa, Queensland, Australia.

On January 31, 2025, we sold our Wellington, New Zealand properties, including the Courtenay Central building, to Prime Property Group Limited (“Prime”) for $21.5 million (NZ$38.0 million). In connection with the sale, we entered into an Agreement to Lease with Prime for the cinema component of the to-be-redeveloped Courtenay Central building, under which Prime is obligated to redevelop the property and complete seismic upgrades to meet current earthquake standards. We intend to fit out and operate the existing 10-screen cinema under a long-term lease and renovate it to a “best-in-class” standard.

Cinema Upgrades

The upgrades to our cinema circuit’s film exhibition technology and amenities over the years are as summarized in the following table as of June 30, 2026:

	Location Count	Screen Count
Screen Format
IMAX	1	1
TITAN LUXE and TITAN XC	26	32
70mm and/or 35mm projection	13	20
Dine-in Service
Gold Lounge (AU/NZ)(1)	11	29
Premium (AU/NZ)(2)	18	47
Upgraded Food & Beverage menu (U.S.)(3)	14	n/a
Premium Seating (features recliner seating)	35	210
Liquor Licenses (4)	48	n/a

(1)Gold Lounge: This is our "First Class Full Dine-in Service" in our Australian and New Zealand cinemas, which includes an upgraded F&B menu (with alcoholic beverages), luxury recliner seating features (intimate 25-50 seat cinemas) and waiter service.

(2)Premium Service: This is our "Business Class Dine-in Service" in our Australian and New Zealand cinemas, which typically includes upgraded F&B menu (some with alcoholic beverages) and may include luxury recliner seating features, but no waiter service.

(3)Upgraded Food & Beverage Menu: Features an elevated F&B menu including a menu of locally inspired and freshly prepared items that go beyond traditional concessions, which we have worked with former Food Network executives to create. The elevated menu also includes beer, wine and/or spirits at most of our locations.

(4)Liquor Licenses: Licenses are applicable at each cinema location, rather than each cinema auditorium. As of today, we have beer and wine licenses in 100% of our cinemas and liquor licenses in all but three of our cinemas operating in the U.S. In Australia, 87% of our cinemas are licensed and we have no liquor licenses pending. In New Zealand, 3 of our cinemas are licensed.

Real Estate Segment Overview

Through our various subsidiaries, we engage in the real estate business through the development, ownership, rental or licensing to third parties of retail, commercial, and Live Theatre assets. Our real estate business creates long-term value for our stockholders through the continuous improvement and development of our investment and operating properties, including our Entertainment Themed Centers (“ETCs”). In addition to owning the fee interests in 7 of our cinemas (as presented in the table under Cinema Exhibition Overview), as of June 30, 2026, we:

•own our 44 Union Square property in Manhattan comprised of retail and office space, which is partially leased to Petco;

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

•own a 100% interest in Sutton Hill Properties LLC, which in turn owns the fee interest in and improvements constituting our Cinemas 1,2,3 located in Manhattan. In addition, in the fourth quarter of 2025, we wound up our long-term relationship with Sutton Hill Associates pursuant to a transaction whereby we purchased the 25% non-controlling minority interest in our Cinemas 1,2,3, property (also identified above as an “owned” cinema property) that we did not already own and the ground-lessee’s interest in the land and improvements constituting our Village East property. In February 2026, we classified our Cinemas 1,2,3 property as held for sale;

•own the approximately 23.9-acre Newberry Yard property in Williamsport, Pennsylvania, which is currently held for sale; and

•own approximately 201-acres principally in Pennsylvania from our legacy railroad business, including the Reading Viaduct in downtown Philadelphia.

For a breakdown of our real estate assets, made current by our discussion below, please refer to Part I, Item 1 – Our Business of our 2025 Form 10-K.

The combination of the COVID-19 pandemic, the lack of any U.S. public pandemic financial assistance due to our public company status, the 2023 Hollywood Strikes, increased interest rates, inflation, increased labor costs, and decreases in the value of the Australian Dollar and New Zealand Dollar vis-a-vis the U.S. Dollar over the past five years, have significantly impacted our cinema operations and necessitated capital conservation to sustain our cinema operations and service our debt. This has required us to rethink our real estate business plan and to monetize a number of properties that had pre-COVID been slated for long-term development.

Since 2021, we have monetized the following property assets:

(i)Our non-income producing land holding in Manukau, New Zealand (March 4, 2021);

(ii)Our non-income producing land holding in Coachella, California (March 5, 2021);

(iii)Our Redyard ETC in Auburn, Australia (June 9, 2021);

(iv)Our Royal George Live Theatre complex in Chicago (June 30, 2021, slated for redevelopment, and now being redeveloped for residential purposes by the new owner);

(v)The land underlying our cinema in Invercargill, New Zealand (August 30, 2021);

(vi)Our non-competitive four-screen cinema in Maitland, Australia (October 25, 2023);

(vii)Our administrative office building in Culver City, California (February 23, 2024);

(viii)On January 31, 2025, our Wellington properties, which included the Courtenay Central building; and

(ix)Most recently, on May 21, 2025, our Cannon Park property in Townsville, Queensland, Australia.

These properties were identified for sale and sold for various reasons, including:

(i)previously discussed liquidity needs,

(ii)the amount of capital required to materially increase their value in the immediate to mid-term,

(iii)with respect to certain assets, their immaterial or non-income producing nature, or

(iv)with respect to our Culver City office building, remote working making the property surplus to requirements.

United States:

•44 Union Square Redevelopment (New York, N.Y.) – On January 27, 2022, we entered a long-term lease with Petco for the lower level, ground floor, and second floor of the building. We continue to explore a variety of possible office and non-office types of uses for the remainder of the building.

•Minetta Lane Theatre (New York, N.Y.) – Audible has a license agreement with us through March 15, 2027. Audible presents productions and special live performance engagements on the Audible streaming service. During the second quarter of 2026, Audible presented a number of original productions, including the critically acclaimed play Sexual Misconduct of the Middle Class with Hugh Jackman (which opened in March 2026 and ran through April 2026, and which played previously during the second quarter of 2025), Tom Noonan’s What Happened Was, and Ella Hickson’s New Born.

•Orpheum Theatre (New York, N.Y.) – STOMP closed (after 30 years at our theatre) on January 8, 2023. Under our termination agreement with the producers of STOMP, we have certain rights to provide the New York City venue for any future production of that show. Following STOMP’s historic run at the Orpheum, the theatre has hosted a variety of productions including Rachel Bloom’s Death, Let Me Do My Show, Hamlet starring Eddie Izzard, The Big Gay Jamboree, The Jonathon Larson Project, Ginger Twinsies, and 11 to Midnight.

•Cinemas 1,2,3 (New York, N.Y.) – Currently operated as the Cinemas 1,2,3, and classified as held for sale from February 2026.

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

•Cannon Park ETC (Queensland, Australia) - On May 21, 2025, we sold our Cannon Park ETC, comprising approximately 9.4-acres, for a purchase price of $20.7 million (AU$32.0 million). We have retained a long-term lease of the cinema component of that property.

New Zealand:

On January 31, 2025, we sold all of our properties in Wellington, New Zealand. As discussed above, once the new landlord completes certain seismic upgrades we intend to fit out and operate the existing 10-screen cinema under a long-term lease and renovate it to a “best-in-class” standard.

Our monetization of our property in Napier, New Zealand, which we signed a purchase and sale agreement for on March 4, 2026, is on hold while we work with the buyer to resolve certain unforeseen issues with the owner of the car park, which the cinema leases.

For a complete list of our principal properties, see Part I, Item 2 – Properties under the heading “Investment and Development Property” in our 2025 Form 10-K.

Corporate Matters

Refer to Part I – Financial Information, Item 1 – Notes to Condensed Consolidated Financial Statements - Note 18 – Stock-Based Compensation and Stock Repurchases for details regarding our stock repurchase program and Board, Executive and Employee stock-based remuneration programs.

Please refer to our 2025 Form 10-K for more details on our cinema and real estate segments.

RESULTS OF OPERATIONS

The table below summarizes the results of operations for each of our principal business segments along with the non-segment information for the quarter and six months ended June 30, 2026, and June 30, 2025, respectively:

	Quarter Ended		% Change	Six Months Ended		% Change
(Dollars in thousands)	June 30, 2026	June 30, 2025	Fav/ (Unfav)	June 30, 2026	June 30, 2025	Fav/ (Unfav)
SEGMENT RESULTS
Revenue
Cinema exhibition	$62,990	56,782	11%	$104,451	$93,186	12%
Real estate	4,853	4,653	4%	9,449	9,498	(1)%
Inter-segment elimination	(947)	(1,057)	10%	(1,880)	(2,137)	12%
Total revenue	66,896	60,378	11%	112,020	100,547	11%
Operating expense
Cinema exhibition	(50,857)	(47,940)	(6)%	(90,683)	(85,597)	(6)%
Real estate	(1,936)	(1,840)	(5)%	(3,822)	(3,795)	(1)%
Inter-segment elimination	947	1,057	(10)%	1,880	2,137	(12)%
Total operating expense	(51,846)	(48,723)	(6)%	(92,625)	(87,255)	(6)%
Depreciation and amortization
Cinema exhibition	(1,953)	(2,172)	10%	(3,946)	(4,312)	8%
Real estate	(1,136)	(1,125)	(1)%	(2,278)	(2,226)	(2)%
Total depreciation and amortization	(3,089)	(3,297)	6%	(6,224)	(6,538)	5%
General and administrative expense
Cinema exhibition	(1,022)	(1,217)	16%	(2,005)	(2,298)	13%
Real estate	(203)	(209)	3%	(382)	(403)	5%
Total general and administrative expense	(1,225)	(1,426)	14%	(2,387)	(2,701)	12%
Segment operating income
Cinema exhibition	9,158	5,453	68%	7,817	979	>100%
Real estate	1,578	1,479	7%	2,967	3,074	(3)%
Total segment operating income (loss)	$10,736	$6,932	55%	$10,784	$4,053	>100%
NON-SEGMENT RESULTS
Depreciation and amortization expense	(83)	(84)	1%	(178)	(219)	19%
General and administrative expense	(3,175)	(3,957)	20%	(6,760)	(7,835)	14%
Interest expense, net	(4,321)	(4,354)	1%	(8,549)	(9,096)	6%
Equity earnings of unconsolidated joint ventures	360	285	26%	431	308	40%
Gain (loss) on sale of assets	—	1,872	(>100)%	—	8,398	(>100)%
Other income (expense)	294	(2,273)	>100%	(194)	(2,607)	93%
Income before income taxes	3,811	(1,579)	>100%	(4,466)	(6,998)	36%
Income tax benefit (expense)	(1,497)	(1,225)	(22)%	(1,354)	(753)	(80)%
Net income (loss)	2,314	(2,804)	>100%	(5,820)	(7,751)	25%
Less: net income (loss) attributable to noncontrolling interests	44	(137)	>100%	57	(328)	>100%
Net income (loss) attributable to Reading International, Inc.	$2,270	$(2,667)	>100%	$(5,877)	$(7,423)	21%
Basic earnings (loss) per share	$0.10	$(0.12)	>100%	$(0.26)	$(0.33)	21%

Consolidated and Non-Segment Results:

Second Quarter Net Results

Revenue

Global revenue for the quarter ended June 30, 2026 increased by 11% from $60.4 million to $66.9 million compared to the equivalent prior-year period. This was driven by increased cinema revenues, primarily in Australia due to an improved movie slate led by movies such Michael, The Super Mario Galaxy Movie, The Devil Wears Prada 2, and Toy Story 5. Such movies led to higher total circuit attendance volumes and higher ATP when compared to the second quarter of 2025. Our cinema revenues also benefited from an increase in 11% in the value of the Australian dollar against the comparative period. Real estate revenues held steady despite the impact of the sale of Cannon Park in May 2025 being offset by favorable exchange rate movements.

Global revenue for the six months ended June 30, 2026 increased by 11% from $100.5 million to $112.0 million compared to the equivalent prior-year period. This was driven by increased cinema revenues and an increase in 11% in the value of the Australian dollar across the comparative six month period. In addition to Q2’s movies, the six months to June 30, 2026 also benefited from the success of Project Hail Mary and Avatar: Fire and Ash in the first quarter. Real estate revenues held steady, with the impact of the sale of Cannon Park in May 2025 being offset by favorable exchange rate movements.

Segment Operating Income/(Loss)

Our total global segment operating income for the quarter ended June 30, 2026, increased by 55%, from net operating income of $6.9 million to net operating income of $10.7 million compared to the equivalent prior-year period. Our segment operating income benefited from increased attendance volumes due to an improved movie slate, and our major variable costs, being film rent, F&B and labor, while increasing, remained relatively consistent as a percentage of cinema revenue when compared to the prior period. Our reduced depreciation expense is a reflection of deferred capital investment in certain of our cinemas.

Our total global segment operating income for the six months ended June 30, 2026, increased by 166%, from net operating income of $4.1 million to net operating income of $10.8 million compared to the equivalent prior-year period. This was due to our second quarter performance, which resulted in a 52% increase in cinema revenues when compared to the quarter ended March 31, 2026.

During the second quarter of 2026, and indeed for the six months ended June 30, 2026, the Australia dollar strengthened against the U.S. dollar. The average Australia dollar exchange rate against the U.S. dollar for the second quarter of 2026 increased by 10.8% compared to the same period in 2025. The New Zealand dollar value has remained stable, with this exchange rate against the U.S. dollar weakened by only 1.5% in the second quarter of 2026 compared to the same period in 2025, but strengthened against the U.S. dollar by 1.1% in the six months to June 30, 2025.

Income Tax Expense

Income tax benefit for the quarter ended June 30, 2026, increased by 22% from $1.2 million to $1.5 million compared to the equivalent prior-year period. The change between 2026 and 2025 is primarily related to an increase in consolidated income in 2026.

Income tax expense for the six months ended June 30, 2026, increased by 80% from $0.8 million to $1.4 million compared to the equivalent prior-year period. The change between 2026 and 2025 is primarily related to a decrease in year-to-date consolidated losses in 2026.

Net Income/(Loss)

Our net income/(loss) for the quarter ended June 30, 2026, increased by 183%, from a net loss of $2.8 million to net income of $2.3 million. This was primarily due to our increased segment operating income and $794,000 of salary and bonus costs savings in general and administrative expenses, offset by a $1.9 million gain on sale of our property assets in Cannon Park, Australia and $2.3 million of foreign exchange losses not repeated in the current quarter.

Our net income/(loss) for the six months ended June 30, 2026, decreased by 25%, from a net loss of $7.8 million to a net loss of $5.8 million compared to the equivalent prior-year period. This was due to our improved segment operating income and a reduction of general and administrative expenses of $1.0 million. Such reductions were largely attributable to lower corporate salary and bonus costs, and were offset by a combined $8.4 million gain on sale on our Wellington, New Zealand and Cannon Park, Australia, properties. Income attributable to such sales was not replicated in the first six months of 2026. Additionally, a total of $2.6 million in exchange losses from the six months to June 30, 2025 were not repeated in the current period. Our interest expense reduced by $547,000 due to the pay down of debt from prior periods.

Business Segment Results

Cinema Exhibition

The following table details our cinema exhibition segment operating results for the quarter and six months ended June 30, 2026, and June 30, 2025, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2026	% of Revenue	June 30, 2025	% of Revenue	June 30, 2026	% of Revenue	June 30, 2025	% of Revenue	Quarter Ended	Six Months Ended
REVENUE
United States	Admissions revenue	$15,650	25%	$16,099	28%	$26,396	25%	$26,344	28%	(3)%	-%
	Food & beverage revenue	10,678	17%	11,274	20%	17,386	17%	17,382	19%	(5)%	-%
	Advertising and other revenue	3,150	5%	2,885	5%	5,159	5%	4,827	5%	9%	7%
		$29,478	47%	$30,258	53%	$48,941	47%	$48,553	52%	(3)%	1%

Australia	Admissions revenue	$18,829	30%	$14,275	25%	$31,005	30%	$23,905	26%	32%	30%
	Food & beverage revenue	9,323	15%	7,213	13%	15,410	15%	12,069	13%	29%	28%
	Advertising and other revenue	1,829	3%	1,421	3%	3,272	3%	2,617	3%	29%	25%
		$29,981	48%	$22,909	40%	$49,687	48%	$38,591	41%	31%	29%

New Zealand	Admissions revenue	$2,310	4%	$2,338	4%	$3,809	4%	$3,884	4%	(1)%	(2)%
	Food & beverage revenue	1,070	2%	1,135	2%	1,749	2%	1,901	2%	(6)%	(8)%
	Advertising and other revenue	151	0%	142	0%	265	0%	257	0%	6%	3%
		$3,531	6%	$3,615	6%	$5,823	6%	$6,042	6%	(2)%	(4)%

Total revenue		$62,990	100%	$56,782	100%	$104,451	100%	$93,186	100%	11%	12%

OPERATING EXPENSE
United States	Film rent and advertising cost	$(8,891)	14%	$(9,108)	16%	$(14,530)	14%	$(14,166)	15%	2%	(3)%
	Food & beverage cost	(2,661)	4%	(2,931)	5%	(4,288)	4%	(4,514)	5%	9%	5%
	Occupancy expense	(3,968)	6%	(4,420)	8%	(7,996)	8%	(8,387)	9%	10%	5%
	Labor cost	(4,343)	7%	(4,212)	7%	(8,003)	8%	(8,293)	9%	(3)%	3%
	Utilities	(1,445)	2%	(1,332)	2%	(2,648)	3%	(2,551)	3%	(8)%	(4)%
	Cleaning and maintenance	(1,509)	2%	(1,754)	3%	(2,797)	3%	(3,295)	4%	14%	15%
	Other operating expenses	(1,906)	3%	(2,321)	4%	(3,865)	4%	(4,468)	5%	18%	13%
		$(24,723)	39%	$(26,078)	46%	$(44,127)	42%	$(45,674)	49%	5%	3%

Australia	Film rent and advertising cost	$(8,515)	14%	$(6,586)	12%	$(13,590)	13%	$(10,542)	11%	(29)%	(29)%
	Food & beverage cost	(2,024)	3%	(1,531)	3%	(3,391)	3%	(2,606)	3%	(32)%	(30)%
	Occupancy expense	(4,952)	8%	(4,511)	8%	(9,736)	9%	(8,805)	9%	(10)	(11)%
	Labor cost	(4,242)	7%	(3,425)	6%	(7,941)	8%	(6,732)	7%	(24)	(18)%
	Utilities	(880)	1%	(651)	1%	(1,960)	2%	(1,493)	2%	(35)	(31)%
	Cleaning and maintenance	(1,438)	2%	(1,154)	2%	(2,569)	2%	(2,304)	2%	(25)	(12)%
	Other operating expenses	(1,044)	2%	(799)	1%	(1,937)	2%	(1,574)	2%	(31)	(23)%
		$(23,095)	37%	$(18,657)	33%	$(41,124)	39%	$(34,056)	37%	(24)%	(21)%

New Zealand	Film rent and advertising cost	$(1,056)	2%	$(1,141)	2%	$(1,637)	2%	$(1,789)	2%	7%	8%
	Food & beverage cost	(223)	0%	(269)	0%	(362)	0%	(416)	0%	17	13%
	Occupancy expense	(709)	1%	(737)	1%	(1,453)	1%	(1,471)	2%	4	1%
	Labor cost	(545)	1%	(579)	1%	(1,028)	1%	(1,113)	1%	6	8%
	Utilities	(132)	0%	(136)	0%	(231)	0%	(234)	0%	3	1%
	Cleaning and maintenance	(182)	0%	(196)	0%	(327)	0%	(390)	0%	7%	16%
	Other operating expenses	(192)	0%	(147)	0%	(394)	0%	(454)	0%	(31)%	13%
		$(3,039)	5%	$(3,205)	6%	$(5,432)	5%	$(5,867)	6%	5%	7%

Total operating expense		$(50,857)	81%	$(47,940)	84%	$(90,683)	87%	$(85,597)	92%	(6)%	(6)%

DEPRECIATION, AMORTIZATION, IMPAIRMENT AND GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(944)	1%	$(1,157)	2%	$(1,912)	2%	$(2,278)	2%	18%	16%
	General and administrative expense	(606)	1%	(731)	1%	(1,253)	1%	(1,456)	2%	17%	14%
		$(1,550)	2%	$(1,888)	3%	$(3,165)	3%	$(3,734)	4%	18%	15%

Australia	Depreciation and amortization	$(900)	1%	$(905)	2%	$(1,814)	2%	$(1,819)	2%	1%	-%
	General and administrative expense	(420)	1%	(427)	1%	(756)	1%	(772)	1%	2%	2%
		$(1,320)	2%	$(1,332)	2%	$(2,570)	2%	$(2,591)	3%	1%	1%

New Zealand	Depreciation and amortization	$(109)	0%	$(111)	0%	$(219)	0%	$(214)	0%	2%	(2)%
	General and administrative expense	4	(0)%	(58)	0%	3	(0)%	(71)	0%	>100%	>100%
		$(105)	0%	$(169)	0%	$(216)	0%	$(285)	0%	38%	24%

Total depreciation, amortization, general and administrative expense		$(2,975)	5%	$(3,389)	6%	$(5,951)	6%	$(6,610)	7%	12%	10%

OPERATING INCOME (LOSS) – CINEMA
United States		$3,205	5%	$2,292	4%	$1,649	2%	$(855)	(1)%	40%	>100%
Australia		5,566	9%	2,920	5%	5,993	6%	1,944	2%	91%	>100%
New Zealand		387	1%	241	0%	175	0%	(110)	(0)%	61%	>100%
Total Cinema operating income (loss)		$9,158	15%	$5,453	10%	$7,817	7%	$979	1%	68%	>100%

Second Quarter Results

Revenue

Global cinema revenue for the quarter ended June 30, 2026, increased by 11% from $56.8 million to $63.0 million compared to the equivalent prior-year period. Mainstream movies such as Michael, The Super Mario Galaxy Movie, The Devil Wears Prada 2 and Toy Story 5 made for a mainstream slate that resonated with guests more strongly than the quarter ended June 30, 2025. Australia was the primary beneficiary of the increased cinema revenue with 15% higher attendance than the second quarter of 2025 and a 3.4% increased ATP. Australian cinema revenues benefited further from an increase in 11% in the value of the Australian dollar against the comparative period. The US saw a 2.4% increase in ATP, but overall attendance was down due to the May 2026 closure of our cinema 10-screen La Mesa cinema, the closure of our San Diego cinema in April 2025 and a weaker specialty slate compared to the comparative period. This quarter’s movie slate was not as well received in Hawaii as the same prior-year period, which further impacted our results. Our F&B revenue improvements in Australia were driven by attendance and foreign exchange benefits.

Global cinema revenue for the six months ended June 30, 2026, increased by 12% from $93.2 million to $104.5 million compared to the equivalent prior-year period. Movies such as Michael, The Super Mario Galaxy Movie, The Devil Wears Prada 2, Project Hail Mary and Toy Story 5 made for a mainstream movie slate which was stronger than the six months ended June 30, 2025. ATP increased for all three countries, while attendance reduced for the US due to the closure of our cinema in La Mesa in May 2026 and the closure of our San Diego cinema in April 2025, and a slightly weaker specialty movie slate.

Operating Expenses

Global cinema operating expenses for the quarter ended June 30, 2026, increased by 6% from $47.9 million to $50.9 million compared to the equivalent prior-year period. Operating expenses in Australia increased due to increased attendance and the impact of foreign exchange rates, but film rent costs as a proportion of box office attendance remained broadly similar. Our Australian occupancy cost increased due to scheduled rent increases and foreign exchange impacts, but our increases in revenue meant that occupancy cost as a proportion of revenue decreased. US expenses decreased 5% due to the overall reduced attendance caused by the closure of our La Mesa cinema, the closure of which also decreased our rent expense, but film rent patterns followed those of Australia.

Global cinema operating expenses for the six months ended June 30, 2026, increased by 6% from $85.6 million to $90.7 million compared to the equivalent prior-year period. This was driven by increased attendance in Australia, which increased cinema operating expenses while broadly holding our film rent, F&B and labor margins. US expenses decreased due to the impacts of increased attendance being offset by the closure of our La Mesa and San Diego cinemas, the impact of negotiated rent abatements, and savings in cleaning and maintenance and other operating expenses.

Depreciation, amortization, impairment, general and administrative expense

Depreciation, amortization, impairment, and general and administrative expenses for the quarter ended June 30, 2026, decreased by 12% from $3.4 million to $3.0 million, compared to the equivalent prior-year period.

Depreciation, amortization, impairment, and general and administrative expenses for the six months ended June 30, 2026, decreased by 10% from $6.6 million to $6.0 million, compared to the equivalent prior-year period.

Cinema Segment Operating Income/(Loss)

Our global cinema segment operating income/(loss) for the quarter ended June 30, 2026, increased by 68% from a net operating income of $5.5 million to net operating income of $9.2 million compared to the equivalent prior-year period. The improvement in segment operating income is due to increased cinema revenues in Australia offset by decreases in cinema revenues in the US and New Zealand, and decreases in operating expenses in the US and New Zealand offset by attendance-driven increases in Australia.

Our global cinema segment operating income/(loss) for the six ended June 30, 2026, increased by 698% from net operating income of $1.0 million to net operating income of $7.8 million compared to the equivalent prior-year period. The improvement in segment operating income is due to increased cinema revenues in Australia and the US offset by higher operating expenses in Australia.

Real Estate

The following table details our real estate segment operating results for the quarter ended June 30, 2026 and June 30, 2025, respectively:

										% Change
		Quarter Ended				Six Months Ended				Fav/(Unfav)
(Dollars in thousands)		June 30, 2026	% of Revenue	June 30, 2025	% of Revenue	June 30, 2026	% of Revenue	June 30, 2025	% of Revenue	Quarter Ended	Fav/ (Unfav)
REVENUE
United States	Live theatre rental and ancillary income	$824	17%	$630	14%	$1,572	17%	$1,173	12%	31%	34%
	Property rental income	1,055	22%	1,070	23%	2,107	22%	2,114	22%	(1)%	-%
		1,879	39%	1,700	37%	3,679	39%	3,287	35%	11%	12%
Australia	Property rental income	2,762	57%	2,741	59%	5,343	57%	5,756	61%	1%	(7)%
New Zealand	Property rental income	212	4%	212	5%	427	5%	455	5%	-%	(6)%
Total revenue		$4,853	100%	$4,653	100%	$9,449	100%	$9,498	100%	4%	(1)%

OPERATING EXPENSE
United States	Live theatre cost	$(259)	5%	$(255)	5%	$(532)	6%	$(492)	5%	(2)%	(8)%
	Occupancy expense	(220)	5%	(174)	4%	(445)	5%	(352)	4%	(26)%	(26)%
	Utilities	(34)	1%	16	(0)%	(103)	1%	(28)	0%	(>100)%	(>100)%
	Cleaning and maintenance	(141)	3%	(75)	2%	(177)	2%	(106)	1%	(88)%	(67)%
	Other operating expenses	(217)	4%	(264)	6%	(430)	5%	(430)	5%	18%	-%
		(871)	18%	(752)	16%	$(1,687)	18%	$(1,408)	15%	(16)%	(20)%

Australia	Occupancy expense	(474)	10%	(479)	10%	$(925)	10%	$(967)	10%	1%	4%
	Labor cost	(5)	0%	(76)	2%	(8)	0%	(119)	1%	93%	93%
	Utilities	(18)	0%	(20)	0%	(49)	1%	(34)	0%	10%	(44)%
	Cleaning and maintenance	(281)	6%	(215)	5%	(532)	6%	(435)	5%	(31)%	(22)%
	Other operating expenses	(211)	4%	(198)	4%	(458)	5%	(456)	5%	(7)%	-%
		(989)	20%	(988)	21%	$(1,972)	21%	$(2,011)	21%	-%	2%

New Zealand	Occupancy expense	(35)	1%	(31)	1%	$(69)	1%	$(89)	1%	(13)%	22%
	Labor cost	—	0%	—	0%	—	0%	(2)	0%	-%	100%
	Utilities	—	0%	—	0%	—	0%	(5)	0%	-%	100%
	Cleaning and maintenance	—	0%	—	0%	—	0%	(4)	0%	-%	100%
	Other operating expenses	(41)	1%	(69)	1%	(94)	1%	(276)	3%	41%	66%
		(76)	2%	(100)	2%	$(163)	2%	$(376)	4%	24%	57%

Total operating expense		$(1,936)	40%	$(1,840)	40%	$(3,822)	40%	$(3,795)	40%	(5)%	(1)%

DEPRECIATION, AMORTIZATION, GENERAL AND ADMINISTRATIVE EXPENSE
United States	Depreciation and amortization	$(651)	13%	$(674)	14%	$(1,309)	14%	$(1,333)	14%	3%	2%
	General and administrative expense	(174)	4%	(185)	4%	(345)	4%	(315)	3%	6%	(10)%
		(825)	17%	(859)	18%	(1,654)	18%	(1,648)	17%	4%	-%

Australia	Depreciation and amortization	$(426)	9%	$(391)	8%	$(850)	9%	$(776)	8%	(9)%	(10)%
	General and administrative expense	(5)	0%	(24)	1%	(13)	0%	(87)	1%	79%	85%
		(431)	9%	(415)	9%	(863)	9%	(863)	9%	(4)%	-%

New Zealand	Depreciation and amortization	(59)	1%	(60)	1%	(119)	1%	(117)	1%	2%	(2)%
	General and administrative expense	(24)	0%	—	0%	(24)	0%	(1)	0%	-%	(>100)%
		(83)	2%	(60)	1%	(143)	2%	(118)	1%	(38)%	(21)%
		—		—						-
Total depreciation, amortization, general and administrative expense		$(1,339)	28%	$(1,334)	29%	$(2,660)	28%	$(2,629)	28%	-%	(1)%

OPERATING INCOME (LOSS) - REAL ESTATE
United States		$183	4%	$89	2%	$338	4%	$231	2%	>100%	46%
Australia		1,342	28%	1,338	29%	2,508	27%	2,882	30%	-%	(13)%
New Zealand		53	1%	52	1%	121	1%	(39)	(0)%	2%	>100%
Total real estate operating income (loss)		$1,578	33%	$1,479	32%	$2,967	31%	$3,074	32%	7%	(3)%

Second Quarter Results

Revenue

Real estate revenue for the quarter ended June 30, 2026, remained broadly consistent with the equivalent prior-year period. This was due to the loss of property rental income from the monetization of Cannon Park in May 2025, offset by strengthening Australian dollar exchange rates and higher Live Theatre rental and ancillary income.

Real estate revenue for the six months ended June 30, 2026, remained broadly consistent with the equivalent prior-year period, reflective of the loss of rental revenue from the monetization of Cannon Park.

Real Estate Segment Income/(Loss)

Real estate segment operating income/(loss) for the quarter ended June 30, 2026, increased by 7% from net operating income of $1.5 million to net operating income of $1.6 million compared to the equivalent prior-year period. This was driven by movements in revenue, as costs remain broadly similar to the comparative period.

Real estate segment operating income/(loss) for the six months ended June 30, 2026, decreased by 3% from net operating income of $3.1 million to net operating income of $3.0 million compared to the equivalent prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Our Financing Position

As of June 30, 2026, we had $5.7 million in unrestricted cash and cash equivalents compared to $10.5 million on December 31, 2025. The changes in cash and cash equivalents for the quarter ended June 30, 2026, and June 30, 2025, respectively, are discussed as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2026	2025	% Change
Net cash provided by (used in) operating activities	$682	$(6,151)	>100%
Net cash provided by (used in) investing activities	(1,418)	37,806	(>100)%
Net cash provided by (used in) financing activities	(4,426)	(34,883)	87%
Effect of exchange rate on cash and restricted cash	263	101	>100%
Increase (decrease) in cash and cash equivalents and restricted cash	$(4,899)	$(3,127)	(57)%

Operating activities

Cash used in operating activities for the six months ended June 30, 2026, increased from cash used of $6.2 million, to $0.7 million provided by operating activities compared to the same period in the prior year. This was due to increases in attendance driving improved operating results.

Investing activities

Cash used in investing activities during the six months ended June 30, 2026 was $1.4 million, compared to cash provided in the same prior year period of $37.8 million. This was due to the proceeds on sale of our Wellington and Cannon Park properties in the prior year period. In the current period, we continued to complete strategic upgrades and renovations of certain theaters.

Financing activities

Cash used in financing activities for the six months ended June 30, 2026, decreased from $34.9 million to $4.4 million compared to the same prior year period. In the six months to June 30, 2025, we repaid our $10.5 million Westpac loan and $6.1 million of our Bank of America loan following the monetization of our Wellington properties and Cannon Park. In the six months to June 30, 2026, we made scheduled repayments on certain loans, rather than larger pay downs triggered by maturities or asset monetizations.

On June 30, 2026, our total outstanding borrowings gross of direct financing costs were $183.1 million compared to $185.1 million on December 31, 2025. The table below presents the changes in our total available resources (cash and borrowings), debt-to-equity ratio, working capital, and other relevant information addressing our liquidity for the six months ended June 30, 2026, and preceding four years:

	As of and for the 6-Months Ended	Year Ended December 31
(Dollars in thousands)	June 30, 2026	2025	2024	2023	2022
Total Resources (cash and borrowings)
Cash and cash equivalents (unrestricted)	$5,680	$10,531	$12,347	$12,906	$29,947
Unused borrowing facility	2,859	2,359	7,859	7,859	12,000
Restricted for capital projects	2,859	2,359	7,859	7,859	12,000
Unrestricted capacity	—	—	—	—	—
Total resources at period end	8,539	12,890	20,206	20,765	41,947
Total unrestricted resources at period end	5,680	10,531	12,347	12,906	29,947
Debt-to-Equity Ratio
Total contractual facility	$185,916	$187,450	$210,572	$218,159	$227,633
Total debt (gross of deferred financing costs)	183,057	185,091	202,713	210,300	215,633
Current	107,956	35,999	69,193	35,070	38,026
Non-current	75,101	149,092	133,520	175,230	177,607
Finance lease liabilities	—	—	43	83	28
Total book equity	(23,141)	(18,098)	(4,790)	32,996	63,279
Debt-to-equity ratio	(7.91)	(10.23)	(42.32)	6.37	3.41
Changes in Working Capital
Working capital (deficit)	$(157,379)	$(106,765)	$(104,584)	$(88,373)	$(74,152)
Current ratio	0.23	0.17	0.35	0.30	0.39
Capital Expenditures (including acquisitions)	$1,389	$1,498	$2,028	$4,711	$9,780

(1)Our working capital is reported as a deficit, as we receive revenue from our cinema business ahead of the time that we have to pay our associated liabilities. We use the money we receive to pay down our borrowings in the first instance.

Our working capital deficit increased at June 30, 2026, because of the loans due in twelve months as discussed in Note 13 - Borrowings and further below.

Our Financing Strategy

Responding to a rapidly evolving operating environment

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

The COVID-19 pandemic, the 2023 Hollywood Strikes and periods of weak theatrical releases, augmented by changing consumer habits due to each of the foregoing, and continuing macroeconomic headwinds such as high interest rates, inflation, supply chain issues and increased film rent (particularly on popular releases), labor, and operating costs, have necessitated a change in strategy while the global cinema business recovers. We have taken a variety of steps across our various operating jurisdictions to reduce our spending, including, without limitation, deferring non-essential capital expenditures, deferring certain operational expenses, renegotiating occupancy arrangements, closing certain unprofitable cinemas, deferring compensation expenses, and eliminating certain travel and entertainment expenses.

Actively managing our debt

As of June 30, 2026, we have debt of $108.0 million (being our current debt and our current subordinated debt) coming due in the next 12 months. Although central banks in the three countries in which we operate have reduced interest rates from recent highs, rates remain elevated compared with pre-pandemic levels (that being said, our New Zealand operations are unencumbered by debt). We continue to monitor debt maturities and, where appropriate, seek extensions or other modifications. We believe that our bank lenders understand that the continuing effects of the factors discussed in the preceding paragraph, and various economic factors, are not of our own making, that we are taking aggressive steps to manage these industry headwinds, and that, generally speaking, our relationships with our lenders are positive.

In the U.S., we have recently modified our 44 Union Square and Bank of America loans to defer scheduled repayments with no changes to interest rates or maturity dates. We continue to make principal payments on this facility.

In Australia, our NAB financing requires that our Company comply with certain covenants. Furthermore, our Company’s use of loan funds from NAB is limited due to restrictions on the expatriation of funds from Australia to the United States. We have recently extended this facility by five years on November 12, 2025, to a current maturity date of July 31, 2030, and obtained temporary reductions to our minimum liquidity requirement for a defined period in 2026. We used a portion of the proceeds raised from the sale of Cannon Park in May 2025 to reduce our NAB facility by $12.9 million (AU$20.0 million). The U.S. dollar value of our Australian borrowings is subject to changes in foreign exchange rates, which may or may not be material depending on currency fluctuations. However, since we intend to repay this debt using Australian revenues, we do not consider such fluctuations material to our overall strategy.

For more information about our borrowings, please refer to Part I – Financial Information, Item 1 – Notes to Condensed Consolidated Financial Statements - Note 13 – Borrowings. For more information about our efforts to manage our liquidity issues, see Part I - Financial Information, Item 1 – Notes to Condensed Consolidated Financial Statements – Note 2 – Liquidity and Impairment Assessment.

Pursuing further asset monetizations where appropriate

As discussed elsewhere in this Report, we have monetized a number of assets and used the proceeds to support our ongoing liquidity, and are working towards two further monetizations.

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

In December 2025 we wound up our relationship with Sutton Hill Associates (“SHA”) to among other things, obtain complete legal ownership of our Cinemas 1,2,3 property. Our 2025 Form 10-K discusses the mechanics of this transaction. In February 2026 we retained Newmark & Company Real Estate, Inc. to monetize the property. While no assurances can be given, we believe it reasonable to assume that these assets can be monetized before the end of the year. We assume that any buyer will be contemplating the redevelopment of the property for residential purposes (which we believe to be the highest and best use of the property and which we do not currently have the capital to pursue) and have advised our brokers that we are prepared to remain in occupancy during the development period. The only debt on our Cinemas 1,2,3 property is a $19.7 million first mortgage.

Liquidity expectations

We believe that cinema cash flow for 2026 will be stronger than in recent periods, but we continue to face significant macroeconomic challenges. While we are taking a variety of steps, as discussed above, to address these challenges, we may be required to adopt one or more alternatives to raise further liquidity if our Company is unable to generate sufficient cash flow in the upcoming months. Such alternatives may include, but are not limited to, further reducing, delaying or eliminating planning capital expenditures, monetizing additional assets, restructuring our debt and/or our lease obligations, or finding additional sources of liquidity. See also Note 2 – Liquidity and Impairment Assessment for discussion of our going concern assessment.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The following table provides information with respect to the maturities and scheduled principal repayments of our recorded contractual obligations and certain of our commitments and contingencies, either recorded or off-balance sheet, as of June 30, 2026:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Debt(1)	$81,337	$3,043	$3,043	$3,043	$51,033	$13,645	$155,144
Subordinated debt(1)	—	27,913	—	—	—	—	27,913
Estimated interest on debt (2)	6,031	5,738	4,454	4,282	2,745	3,079	26,329
Operating leases, including imputed interest	29,496	26,722	25,440	23,442	21,699	106,979	233,778
Pension liability	292	607	640	442	—	—	1,981
Interest on pension liability	50	77	44	11	—	—	182
Total	$117,206	$64,100	$33,621	$31,220	$75,477	$123,703	$445,327

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

No impairment losses were recorded for long-lived and finite-lived intangible assets for the quarter ended June 30, 2026.

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

No impairment losses were recorded for goodwill and indefinite-lived intangible assets for the quarter ended June 30, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements in this quarterly report, including the documents incorporated herein by reference, contain a variety of forward-looking statements as defined by the Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "may," "will," "expect," "believe," "intend," "future," and "anticipate" and similar references to future periods. Examples of forward-looking statements include, among others, our beliefs regarding the impact of the 2023 Hollywood Strikes on the cinema business; our expected operating results, including our ultimate return to pre-pandemic type results; our expectations regarding the recovery and future of the cinema exhibition industry, including the strength of movies anticipated for release in the future; our expectations regarding patrons returning to our theatres and continuing to use discretionary funds on entertainment outside of the home; our beliefs regarding the impact of our cinema-anchored real estate developments; our beliefs regarding the success of our diversified business strategy; our belief regarding the attractiveness of 44 Union Square to potential tenants and ability to lease space on acceptable terms; our ability to complete the sale of our Cinemas 1,2,3 property and our ability to remain at the property during the development period; our expectations regarding the effects of our enhanced F&B offerings and loyalty program changes on our operating results; our expectations regarding our ability to monetize our assets on terms acceptable to us; our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers and loan extensions on terms acceptable to us; our expectations regarding interest rate and currency exchange rate fluctuations; impacts of recent cinema closures on cinema revenue going forward; and our expectations of our liquidity and capital requirements and the allocation of funds.

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

•in the U.S., the impact of the termination and phase-out of the so called “Paramount Decree”;

•the risk of damage and/or disruption of cinema businesses from earthquakes as certain of our operations are in geologically active areas;

•the impact of protests, demonstrations, and civil unrest on, among other things, government policy, consumer willingness to go to the movies;

•labor shortages and increased labor costs related to such shortages and to increasingly costly labor laws and regulations applicable to part time non-exempt workers;

•disruptions in film supply and film marketing due to the 2023 Hollywood Strikes; and

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

•changes in interest rates, which could increase borrowing costs, reduce cash flow, impair profitability, and limit our ability to refinance or obtain additional capital on favorable terms;

•fluctuations in foreign currency exchange rates and related impacts to overall financial performance;

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

Forward-looking statements made by us in this quarter report are based only on information currently available to us and are current only as of the date of this Quarterly Report on Form 10-Q for the period ended June 30, 2026. We undertake no obligation to publicly update or to revise any of our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. Accordingly, you should always note the date to which our forward-looking statements speak.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the above-mentioned new controls, and our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, we concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10

1

10.1†*	Thirteenth Amendment to Second Amendment and Restated Credit Agreement, dated June 12, 2026, between Consolidated Amusement Holdings, LLC and Bank of America, N.A
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from our Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Date: August 14, 2026

By: /s/ Ellen M. Cotter

Ellen M. Cotter

President and Chief Executive Officer

Date: August 14, 2026

By: /s/ Gilbert Avanes

Gilbert Avanes

Executive Vice President, Chief Financial Officer and Treasurer